Form 10-K
period 2013-06-30
GOLD RIDGE RESOURCES INC
filed 2013-09-06
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333-184793

Gold Ridge Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	1000	45-2898817
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

7582 Las Vegas Blvd., South, #552
Las Vegas, NV 89123
(Address of principal executive offices)

(702) 418-0055
 (Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: _None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 15, 2013: $__0________

The number of shares of the registrant’s common stock outstanding as of August 15, 2013: _8,000,000_.

FORWARD-LOOKING STATEMENTS

This Report contains projections and statements relating to the Company that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “intends,” “believes,” “anticipates,” “expects,” “estimates,” “may,” or similar terms. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things:

 (1) trends affecting the Company’s financial condition, results of operations or future prospects,

 (2) the Company’s business and growth strategies and

 (3) the Company’s financing plans and forecasts.

Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove  incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation, the Company’s inability to raise additional funds to support operations and capital expenditures, the Company’s inability to effectively manage its growth, the Company’s inability to achieve greater and broader market acceptance in existing and new market segments, the Company’s inability to successfully compete against existing and future competitors and other factors described elsewhere in this Report, or other reasons. Potential investors are urged to carefully consider such factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the “Risk Factors” described herein.

PART I

References to “us”, “we” and “our” in this report refer to Gold Ridge Resources, Inc.

ITEM 1. BUSINESS.

History

Gold Ridge Resources, Inc. was incorporated under the laws of the state of Nevada on July 15, 2010. The Company’s principal offices are located at 7582 Las Vegas Blvd S., Suite 552, Las Vegas, NV 89123. Our telephone number there is (702) 418-0055.

Our Business

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has leased a property called The Dayton Claims. The property consists of four (4) contiguous lode mining claims totaling approximately 80 acres in Lyon County, Nevada. The claims are within Township 16 North, Range 23 East, Mount Diablo Base and Meridian.

The property is centered at Latitude 390 15’ 44” North, Longitude 1190 29’ 45” West in Lyon County, Nevada USA. It is approximately 50 miles southeast of Reno, NV and 5.5 miles east of the town of Dayton. The claims are located at the northern edge of the Como Mining District.

Planned Growth Strategy

We intend to raise funds through the issuance of equity to conduct Phase 1 of the exploration program on our leased mining property as recommended by the independent consulting geologist.

Employees

At present, we have no employees and no employment agreements. Our President and Secretary provide services on a consultant basis without compensation. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

Properties

Our office is located at 7582 Las Vegas Blvd South, #552, Las Vegas, NV 89123.

Legal Proceedings

We are not party to any legal proceedings.

Internet Website

We do not have a website at this time.

ITEM 1A.RISK FACTORS.

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See "Forward-Looking Statements," above. Factors that could cause or contribute to such differences include those discussed below. We have discussed all known material risks below, however, we may also be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to the Business

Our only mining property is one group of four mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the Property.

We are currently an exploration stage mining company. Our only mining asset is one group of four mining claims on the Property. The Property does not have any proven or probable reserves.” reserve,” as defined by the U. S. Securities and Exchange Commission (the “SEC”), is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.We have not carried out any feasibility study with regard to the Property. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the Property.

Our auditors have expressed substantial doubt about our ability to continue in business as a going concern.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. As of the date of this Prospectus, we have not commenced operations.

We may not be able to sell all of the Shares included in our Offering.

We need to raise approximately $41,247 in our pending public offering of common stock in order to complete phase one exploration of the Claims and cover unpaid Offering expenses, and initial administrative and claim maintenance costs. If we are unable to sell enough of the Shares included in this Offering, we may not be able to commence or complete phase one exploration of the Claims, in which event we would need to raise additional funds to commence and complete phase one exploration. Exploration of the claim is the initial step we must take in order to determine whether further exploration and/or development is warranted. If we are unable to proceed with phase one exploration, further exploration and/or development will likewise be delayed.

We may never find commercially viable reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral property will follow only upon obtaining sufficient funding and satisfactory exploration results.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Exploration activities and, if warranted, development of the Property will involve significant expenditures. We will be required to raise significantly additional capital in order to fully develop the Property for mining production assuming that economically viable reserves exist. Specifically, the budget for the Phase 2 exploration program is estimated at $400,000.  Following our public offering of common stock, we will need additional funds if we determine to proceed with Phase 2 of our exploration program. There is no assurance that the exploration will disclose potential for mineral development and no assurance that any such development would be financially productive. Our ability to obtain additional necessary funding depends upon a number of factors, including, among others, the price of gold and other base metals and minerals which we are able to locate and mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing for these or other purposes, our exploration and any production activities would be delayed or indefinitely postponed, and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Property, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

We have incurred loss since our incorporation and may never be profitable which raises substantial doubt about our ability to continue as a going concern.

Since the Company was incorporated July 15, 2010, we have been involved in organizational activities, have no operations and have incurred operating losses. As we commence exploration activities on the Property, we expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities, discover economically feasible mineralization deposits and establish reserves, successfully develop the Property and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from copper and mineral production, if ever.  Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise substantial doubt about our ability to continue as a going concern as described in note 1 of the notes to financial statements. If we are unable to continue as a going concern, investors will likely lose all of their investments in the Company.

Because we have not yet commenced business operations, evaluating our business is difficult.

We were incorporated on July 15, 2010, and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Prospectus and have incurred total losses of $23,586 from inception on July 15, 2010 to June 30, 2013. Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. To date, our business development activities have consisted solely of organizational activities. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations.Even if we do commence operations, at present, we do not know when.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Claim and any production of minerals from the Claim, we will not be able to earn profits or continue operations.

Very few mineral properties are ultimately developed into producing mines.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Claim has no known body of commercial mineralization.  Most exploration projects do not result in the discovery of commercially mineable deposits of mineralization.

Substantial expenditures are required for the Company to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that the Company will discover minerals in sufficient quantities to justify commercial operations or that it can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

Fluctuating metal and mineral prices could negatively impact our business plan.

The potential for profitability of metal and mineral mining operations which we commence, if any, and the value of the Property will be directly related to the market price of the metals and minerals that we mine. Historically, metal and mineral prices have widely fluctuated and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of metal and minerals that we mine, if any, may have a significant influence on the market price of our common stock, and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

Reclamation obligations on the Property and our mining operations, if any, could require significant additional expenditures.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Property.Since we have only begun exploration activities, we cannot estimate these costs at this time. We may be required to file for a reclamation bond for any mining operations which we conduct, and the cost o such a bond will be significant. We do not currently have an estimate of the total reclamation costs for mining operations on the Property. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial   position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of the Claim.

Our ability to explore and mine the Property depends on the validity of title to the Claim. The Property consists of four mining claims. Unpatented mining cl effectively only a lease from the government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on the Claim. Thus, there  may be challenges to the title to the Claim which, if successful, could impair future development and/or operations.

Our operations, if any, will be subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

Mining exploration and exploitation activities are subject to national, provincial and local laws, regulations and policies, including laws regulating the removal of  natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation.They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to national, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

National and state agencies may initiate enforcement activities against our Company. The agencies involved, generally, can levy significant fines per day of each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. Our inability to reach acceptable agreements with agencies in question would have a material adverse effect on us and our ability to continue as a going concern.

Environmental and other legal standards imposed by national, provincial or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the Property or upon properties that we may acquire in the future caused by previous owners or operators, or that may have occurred naturally.

Our industry is highly competitive, attractive mineral lands are scarce and we may not be able to obtain quality properties or recruit and retain qualified employees.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in North America, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties.Many of our competitors can offer attractive compensation packages tha we may not be able to meet. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties.Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

We depend on our Chief Executive Officer and the loss of this individual could adversely affect our business.

Our Company is completely dependent on David Mough, our President, Chief Executive Officer and Director. Mr. Mough has experience in and has made decisions with respect to exploration of mines and mineral production activity in his capacity as a qualified Mining Geologist. The loss of Mr. Mough’s services and his knowledge of the Property and the industry would significantly and adversely affect our business. We have no life insurance on the life of David Mough.

Because our President and Secretary have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Presently, our officers and directors, spend only a minimum number of hours per week of their business time providing their services to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Mineral exploration and production activities are highly speculative activities and involve greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties. The primary risk related to exploration activities is that the exploration activity will reveal that there are no mineral deposits on the Property to warrant the commencement of production activities, in which case the expenses for the exploration activity will have been spent with no prospect of recovery. Risks which we expect to experience in the production phase of our operations, if operations are warranted based upon the results of our exploration phase, include but are not limited to:

•	economically insufficient mineralized material

•	fluctuations in production costs that may make mining uneconomical

•	labor disputes

•	unanticipated variations in grade and other geologic problems

•	environmental hazards

•	water conditions

•	difficult surface or underground conditions

•	industrial accidents; personal injury, fire, flooding, cave-ins and landslides

•	metallurgical and other processing problems

•	mechanical and equipment performance problems; and

•	decreases in revenues and reserves due to lower gold and mineral prices

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.

Our operations, including our planned exploration activities on the Property, require permits from governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Property will be adversely affected.

Mineral exploration involves a high degree of risk against which the Company is not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable   or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of exploration programs. The Company has relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks, and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons.Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the Company’s shares. The Company does not currently maintain insurance relating to the Property.

Mining accidents or other material adverse events at our mining location may reduce our production levels.

If we commence mining operations on the Property, production may fall below estimated levels as a result of mining accidents, such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected, or our equipment, processes or facilities fail to operate properly or as expected.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Upon becoming subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements, if applicable. We estimate that these costs will range up to $18,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

Risks Related to Our Common Stock

The Offering Price of the Shares  in our pending Public Offering is arbitrary.

The Offering Price of the Shares in our pending public offering of common stock has been determined arbitrarily by the Company and bears no relationship to the Company’s assets, book value, potential earnings or any other recognized criteria of value.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.01 for the shares of common stock was determined arbitrarily. The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

The Company has a lack of dividend payments.

The Company has no plans to pay any dividends in the foreseeable future.

Certain Company actions and the interests of stockholders may differ.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders. As a result, the value of stock could be harmed. Purchasers should be aware that after completion of our pending offering of common stock, a single stockholder who is our president and director will own 44.4% of the Company’s issued and outstanding common stock if the maximum amount of the offering is sold. This stockholder will own a greater percentage if less than the maximum offering is sold.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable stockholders to sell their stock.

Our common stock is unlikely to be followed by any market analysts, and there may be few or no institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because Mr. Mough, our president and director, who is also our promoter, will own a substantial amount of the outstanding shares after completion of our pending offering of common stock, he will retain significant influence over us and be able to strongly influence the election of directors which could decrease the price and marketability of the Shares.

Even if we sell all 10,000,000 shares of common stock in our pending offering of common stock, our president and director, David Mough will still own 8,000,000 shares and will continue to strongly influence the decisions of the Company. As a result, Mr. Mough will have significant influence to:

·	elect or defeat the election of our directors;
·	amend or prevent amendment of our articles of incorporation or bylaws;
·	effect or prevent a merger, sale of assets or other corporate transaction; and
·	effect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Mough, new investors may not be able to effect a change in the Company’s business or management, and therefore, stockholders would be subject to decisions made by management and the majority stockholder.

In addition, sales of significant amounts of shares held by Mr. Mough, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Purchasers of shares in our pending public offering of common stock will incur immediate and substantial dilution of the price paid for the shares.

Our existing stockholder acquired his shares at a cost of $0.001 per share, a cost per share that is substantially less than the amount paid by purchasers of our common shares in our pending public offering. Accordingly, any investment  in these shares will result in the immediate and substantial dilution of the net tangible book value of those shares from the $0.01 paid for them. Upon completion of our pending public offering, the net tangible book value of the shares purchased will be $0.0055 or less.

We may, in the future, issue additional common shares, which would further reduce investors' percentage of ownership in the Company and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value, of which 8,000,000 shares are issued and outstanding. The future issuance of common stock may result in further and substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Our Common Stock will be subject to “penny stock” rules which may be detrimental to investors.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. Such securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell them.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-   maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As the shares immediately following this Offering will likely be subject to such penny stock rules, purchasers in this Offering will in all likelihood find it more difficult to sell their Shares in the secondary market.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

If quoted on the OTCBB, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Currently, there is no public market for our stock and our stock may never be traded on any exchange, or, if traded, a public market may not materialize.    Even if our shares are quoted for trading on the OTCBB following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of significant commissions and achievement of milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any; and

•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

The Company will deposit offering proceeds into its operating account upon receipt and use them to conduct its business and operations, and proceeds are non-refundable.

Subscription funds submitted by subscribers will be deposited into the Company’s operating account upon receipt and used to conduct the Company’s business and operations.  All proceeds from the sale of the Shares are non refundable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our office is located at 7582 Las Vegas Blvd S., Suite 552, Las Vegas, NV 89123.
.
ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable, as we have not yet commenced mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES of EQUITY SECURITIES.

Market Information

Our stock is not quoted on any exchange..

Holders

As of August 15, 2013, we had 1 shareholder of record and 8,000,000 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not granted any stock options, warrants or any other securities convertible into shares of our common stock, and we have no shares reserved for issuance under any stock option plan.

Recent Sales of Unregistered Securities

On June 14, 2012, the Company issued 8,000,000 shares of common stock to the founder of the Company in exchange for stock subscriptions payable of $4,990 and $3,010 of cash.

Registered Offering of Securities – Use of Proceeds

On June 10, 2013, the SEC declared effective our Registration Statement on Form S-1 of 10,000,000 shares at an offering price of $0.01 per share.  As of August 15, 2013, no subscriptions for these shares had yet been filled, so that no offering proceeds had yet been received by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Operations

We are an exploration stage company. We have not yet started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Property. Our only other sources for cash at this time are loans from related parties and additional sales of common stock. Our success or failure will be determined by what additional financing we obtain and what we find under the ground.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a private placement, public offering or through loans.

Results of Operations

Revenue

We did not earn any revenues from our incorporation on July 15, 2010 to June 30, 2013. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the year ended June 30, 2013, we incurred operating expenses in the amount of $14,632 which was comprised of general and administrative expenses, relating to filing fees and professional fees.

We incurred total operating expenses in the amount of $23,586 for the period from our inception on July 15, 2010 to June 30, 2013. These operating expenses were comprised of filing fees and professional fees.

Net Loss

Our net loss increased from $541 in 2012 to $14,632 for the fiscal year ended June 30, 2013. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of June 30, 2013, we had total assets of $2,204, including liquid assets of $2,204. As of June 30, 2012, we had total assets of $484. We had an accumulated deficit of $23,586 and current liabilities of $17,790 at June 30, 2013.  We had an accumulated deficit of $8,954 and current liabilities of $1,438 at June 30, 2012.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855. ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

Generally Accepted Accounting Principles

In June 2009, the FASB issued guidance now codified as ASC 10 as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended June 30, 2013 and June 30, 2012, and the reports thereon of Sadler Gibb & Associates, LLC, are included following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our CEO concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

 Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Significant Employees

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers are as follows:

Name	Age	Position
David Mough	52	President, Treasurer, Chief Executive Officer and Director
Maureen Flansburg	69	Secretary

The persons named above expect to hold their offices/positions until the next annual meeting of our stockholders.

Each of Mr. Mough and Ms Flansburg devote a minimum amount of time as is required by this early stage company and have agreed to spend up to 10% of their available business hours as it may be required at this early stage.

Biographical Information

Set forth below is a brief description of the background and business experience of our President and director, Mr. David Mough:

Mr. David Mough has acted as our president, treasurer, chief executive officer and as a director since our incorporation on July 15, 2010. He attended the Mackay School of Mines at the University of Nevada, Reno. Here he studied Mining Engineering for two years before transferring his efforts toward a degree in geology.    He was caught in the 1980's gold exploration boom, working in the western U.S. for a variety of clients, eventually specializing in northern Nevada. In the past five (5) years commencing in 2008 and until present, he has been engaged as an independent consulting geologist for both major and junior resource companies such as    Placer Dome, Bravo Gold, Rio Fortuna and Trend Resources,,, supervising drill programs and generating targets through classic mapping and sampling. Additionally, he has worked as a prospector, leasing properties to the likes of Teck, FMC Gold, and Midway Gold.

Currently, in addition to his involvement with Gold Ridge, Mr. Mough operates his own Geological Consulting business. Mr. Mough has carried out his consulting business as a sole proprietor under the name “Dave C. Mough Mineral Exploration.”

Mr. Mough’s Geological background and training and overall mining experience renders him uniquely qualified to serve as officer and director of this Company. Set forth below is a brief description of the background and business experience of our Secretary and director, Maureen Flansburg:

Maureen Flansburg   has acted as our Secretary and Director since June 29, 2011. Ms Flansburg brings over twenty five years experience in business administration and financial management to our Company.

From 1998 until 2004, Ms. Flansburg was Project Manager/Bookkeeper for Downey Research, where she implemented and supervised a wide variety of market research projects and managed the company’s accounting and payroll. She then served as an administrator and bookkeeper for Las Vegas Field & Focus from June 2004 until April 2005.She was retired from 2005 until 2010. From May 2010 until her retirement in November 2012, Ms. Flansburg was Business Manager for Las Vegas Shakespeare Company.

There are no family relationships among our officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years neither of our Officers/Directors above have been the subject of the following events:

Any bankruptcy petition filed by or against any business of which either was a general partner or executive officer either at the time of the bankrupt within two years prior to that time.

1.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

2.
An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities.

3.
Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Future Trading Commission to have violated a federal or state sec or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our By- Laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board. We do not have a code of ethics that covers our directors, officers, and employees. We believe that the promulgation of a code of ethics is unnecessary due to the Company’s small size and current corporate governance.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2013. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David Mough	\ 2013	0	0	0	0	0	0	0	0
President & CEO	2012	0	0	0	0	0	0	0	0
Maureen Flansburg	2013	0	0	0	0	0	0	0	0
Secretary	2012	0	0	0	0	0	0	0	0

Since our incorporation on July 15, 2010, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors. There are no employment agreements or consulting agreements with our current directors and officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board   of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

On June 14, 2012, we issued an aggregate of 8,000,000 shares of our common stock to our founder, officer and director for aggregate consideration of $8,000.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him.

The following table provides information regarding the beneficial ownership of our common stock as of the date of this Prospectus by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group

Except as otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
David Mough Box 1937, Nevada City, CA President and Director	Common	8,000,000	100.0%
All officers & directors as a group consisting of two persons.	Common	8,000,000	100.0%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the fiscal year ended June 30, 2012, the Company received $500 in cash from related parties and had $938 in expenses paid on its behalf, leaving a balance due to related parties of $1,438 as of June 30, 2012.  During the year ended June 30, 2013, the Company received $13,651 in cash from related parties and had $1,348 of expenses paid on its behalf. As of June 30, 2013 the balance due to related parties was $16,437. The related party payables are unsecured, bear no interest and are due on demand.

Director Independence

As of the date of this report we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended June 30, 2013 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $6,000 , which was paid to Sadler Gibb & Associates, LLC, our independent registered public accounting firm.

We did not pay our independent registered public accounting firm any fees for tax compliance assurance or other non-audit services during the fiscal year ended June 30, 2013.

All services provided by our independent registered public accounting firm were approved by our directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10 filed on May 2, 2011)

3.2	By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form 10 filed on May 2, 2011

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RIDGE RESOURCES, INC.

September 6, 2013	By:	/s/ David Mough
David Mough
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mough David Mough	Director	September 6, 2013

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

June 30, 2013 and 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gold Ridge Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gold Ridge Resources, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on July 15, 2010 through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Gold Ridge Resources, Inc. as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception on July 15, 2010 through June 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
September 3, 2013

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2013	2012

CURRENT ASSETS

Cash	$2,204	$484

Total Current Assets	2,204	484

TOTAL ASSETS	$2,204	$484

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,353	$-
Payable - related party	16,437	1,438

Total Current Liabilities	17,790	1,438

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized at
par value of $0.001, 8,000,000 and no shares
issued and outstanding, respectively	8,000	8,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(23,586)	(8,954)

Total Stockholders' Deficit	(15,586)	(954)
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$2,204	$484

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
	For the	For the	on July 15, 2010
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	13,680	-	21,343
General and administrative	952	541	2,243

Total Operating Expenses	14,632	541	23,586

LOSS FROM OPERATIONS	(14,632)	(541)	(23,586)

LOSS BEFORE INCOME TAXES	(14,632)	(541)	(23,586)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(14,632)	$(541)	$(23,586)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	8,000,000	371,585

The accompanying notes are an integral part of these financial statements

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Stock	During the	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Payable	Stage	(Deficit)

Balance, July 15, 2012(Inception)	-	$-	$-	$-	$-

Stock subscription payable
issued for cash	-	-	4,990	-	4,990

Loss for the year ended June 30, 2011	-	-	-	(8,413)	(8,413)

Balance, June 30, 2011	-	-	4,990	(8,413)	(3,423)

Common stock issued for cash	8,000,000	8,000	(4,990)	-	3,010

Loss for the year ended June 30, 2012	-	-	-	(541)	(541)

Balance, June 30, 2012	8,000,000	8,000	-	(8,954)	(954)

Loss for the year
ended June 30, 2013	-	-	-	(14,632)	(14,632)

Balance, June 30, 2013	8,000,000	$8,000	$-	$(23,586)	$(15,586)

The accompanying notes are an integral part of these financial statements

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
	For the	For the	on July 15, 2010
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(14,632)	$(541)	$(23,586)
Adjustments to reconcile net loss to
net cash used by operating activities:
Operating expenses paid by shareholder	1,348	938	2,286
Changes in operating assets and liabilities:
Accounts payable	1,353	(3,423)	1,353

Net Cash Used in Operating Activities	(11,931)	(3,026)	(19,947)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related-party payables	13,651	500	14,151
Proceeds from stock subscriptions payable	-	-	4,990
Proceeds from common stock for cash	-	3,010	3,010

Net Cash Provided by Financing Activities	13,651	3,510	22,151

NET INCREASE IN CASH	1,720	484	2,204

CASH AT BEGINNING OF PERIOD	484	-	-

CASH AT END OF PERIOD	$2,204	$484	$2,204

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscriptions payable	$-	$4,990	$4,990

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC. (An Exploration Stage Company) Notes to the Financial Statements June 30, 2013 and 2012

NOTE 1 - NATURE OF BUSINESS

Nature of Business
Gold Ridge Resources, Inc (the “Company”) was incorporated in the State of Nevada on July 15, 2010. The Company is a developmental stage enterprise on that is focused on acquiring and developing mineral properties.

NOTE 2 – GOING CONCERN

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $-0- since inception and has an accumulated deficit of $23,586 at June 30, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
 The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were  dilutive. At June 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on July 15, 2010 and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Exploration Stage Company

The Company is considered to be in the exploration stage, as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). Since its formation, the Company has not yet realized any revenues from its planned operations.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – RELATED-PARTY TRANSACTIONS

During the fiscal year ended June 30, 2012, the Company received $500 in cash from the Company’s President and had $938 in expenses paid on its behalf, leaving a balance due to related parties of $1,438 as of June 30, 2012.  During the year ended June 30, 2013, the Company received $13,651 in cash from the Company’s President and had $1,348 of expenses paid on its behalf. As of June 30, 2013 the balance due to related parties was $16,437. The related party payables are unsecured, bear no interest and are due on demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of June 30, 2011, the Company had received $4,990 in cash in exchange for stock subscriptions payable.  On June 14, 2012, the Company issued 8,000,000 shares of common stock to the founder of the Company in exchange for stock subscriptions payable of $4,990 and $3,010 of cash.

NOTE 6 – INCOME TAXES

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	June 30,	June 30,
	2013	2012

Income tax expense (benefit) at statutory rate	$(4,975)	$(184)
Change in Valuation allowance	4,975	184
Income tax expense (benefit)	$-	$-
Net Deferred tax assets consist of the following components as of:
	June 30,	June 30,
	2012	2012

NOL Carryover	$8,019	$3,044
Valuation allowance	(8,019)	(3,044)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $23,586 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2030.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period end, the Company received $35,500 for stock subscriptions receivable.  The number of shares to be issued has yet to be determined and no shares have been authorized to be issued by the Company’s board of directors.

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.