Form 10-Q
period 2013-09-30
GOLD RIDGE RESOURCES INC
filed 2013-11-18
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-184793

                          GOLD RIDGE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

                                                  NEVADA
(State or other jurisdiction of incorporation or organization)

7582 Las Vegas Blvd., South, #552
                                            Las Vegas, NV 89123
(Address of principal executive offices, including zip code.)

                                             (702) 418-0055
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.      YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,450,000 shares of common stock as of November 11,  2013.

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3

	Unaudited Statements of Operations for the three month periods ended September 30, 2013 and 2012 and the periods from July 15, 2010 (inception) to September 30, 2013	4

	Unaudited Statements of Cash Flows for the three month periods ended September 30, 2013 and 2012 and the period from July 15, 2010 (inception) to September 30, 2013	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4	Controls and Procedures	9

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	10

ITEM 4	Mine Safety Disclosures	10

ITEM 6	Exhibits	10

INDEX TO EXHIBITS		10

SIGNATURES		11

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash	$72,465	$2,204

Total Current Assets	72,465	2,204

TOTAL ASSETS	$72,465	$2,204

LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIT

CURRENT LIABILITIES

Accounts payable	$-	$1,353
Payable - related party	16,437	16,437

Total Current Liabilities	16,437	17,790

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized at
par value of $0.001, 16,450,000 and 8,000,000 shares
issued and outstanding, respectively	16,450	8,000
Additional paid-in capital	71,550	-
Stock subscriptions receivable	(2,000)	-
Deficit accumulated during the development stage	(29,972)	(23,586)

Total Stockholders' Equity (Deficit)	56,028	(15,586)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$72,465	$2,204

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on July 15, 2010
	For the Three Months Ended		through
	September 30,		September 30,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

Professional fees	5,735	3,312	27,078
General and administrative	651	660	2,894

Total Operating Expenses	6,386	3,972	29,972

LOSS FROM OPERATIONS	(6,386)	(3,972)	(29,972)

LOSS BEFORE INCOME TAXES	(6,386)	(3,972)	(29,972)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,386)	$(3,972)	$(29,972)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	12,125,000	8,000,000

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on July 15, 2010
	For the Three Months Ended		Through
	September 30,		September 30,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(6,386)	$(3,972)	$(29,972)
Adjustments to reconcile net loss to
net cash used by operating activities:
Operating expenses paid by shareholder	-	-	2,286
Changes in operating assets and liabilities:
Accounts payable	(1,353)	1,312	-

Net Cash Used in Operating Activities	(7,739)	(2,660)	(27,686)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related-party payables	-	5,000	14,151
Proceeds from common stock for cash	78,000	-	86,000

Net Cash Provided by Financing Activities	78,000	5,000	100,151

NET INCREASE IN CASH	70,261	2,340	72,465

CASH AT BEGINNING OF PERIOD	2,204	484	-

CASH AT END OF PERIOD	$72,465	$2,824	$72,465

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscriptions receivable	$2,000	$-	$2,000

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Notes to the Financial Statements
September 30, 2013 and 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Notes to the Financial Statements
September 30, 2013 and 2012

 NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company had a balance due to related parties totaling $16,437 and 16,437 as of September 30 2013 and June 30, 2013, respectively.  The related party payables are unsecured, bear no interest and are due on demand.

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

During the three months ended September 30, 2013 the Company issued 8,250,000 shares of common stock for cash of $78,000 and 200,000 shares of common stock in exchange for stock subscriptions receivable of $2,000.

NOTE 6 – SUBSEQUENT EVENTS

The Company also received $2,000 in full satisfaction of stock subscriptions receivable outstanding at September 30, 2013.

In accordance with ASC 855 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

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

Results of Operations

Revenue

We did not earn any revenues from our incorporation on July 15, 2010 to September 30, 2013. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the quarter ended September 30, 2013, we incurred operating expenses in the amount of $6,386 as against $3,972 for the quarter ended September 2013.  This resulted from an increase in professional fees related to our becoming a public company..

We incurred total operating expenses in the amount of $29,972 for the period from our inception on July 15, 2010 to September 30, 2013. These operating expenses were comprised of filing fees and professional fees.

Net Loss

Our net loss increased from $3,972 in 2012 to $6,386 for the quarter ended September 30, 2013. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of September 30, 2013, we had total assets of $72,465, including liquid assets of $72,463. As of September 30, 2012, we had assets of $2,204. We had an accumulated deficit of $29,972 and current liabilities of $16,437 at September 30, 2013.  We had an accumulated deficit of $23,586 and current liabilities of $17,790 at September 30, 2012.

Business Plan Risks

The Company’s business plan is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated exploration and development of its mining interests. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer future expectations that any interests owned by the Company will be commercially developed or that its operations will be sufficient to generate the revenue required. Should we be unable to generate cash flow, the Company may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.  Inherently, in the exploration of mineral properties, there are substantial risks which the Company may not be able to mitigate and could result in a cessation of operations.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin operations.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in goods and services.  We need additional capital to operate during the next twelve months.

Equity financing could result in additional dilution to existing shareholders.

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through September 30, 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended September 30, 2013.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. MINE SAFETY DISCLOSURES

The exploration activities of the Company are yet to start; hence the mine safety disclosures are not applicable.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of November, 2013.

GOLD RIDGE RESOURCES, INC.

BY:	DAVID MOUGH

/s/	DAVID MOUGH

President and Interim Chief Financial Officer