Form 10-Q
period 2013-12-31
GOLD RIDGE RESOURCES INC
filed 2014-02-13
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,450,000 shares of common stock as of February 13, 2014.

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of December 31, 2013, December 31, 2012 (unaudited) and June 30, 2013	3

	Unaudited Statements of Operations for the three month periods ended December 31, 2013 and 2012 , the six months ended December31, 2013 and 2012 and the periods from July 15, 2010 (inception) to December 31, 2013 and 2012	4

	Unaudited Statements of Cash Flows for the three month periods ended December 31, 2013 and 2012 and the period from July 15, 2010 (inception) to December 31, 2013 and 2012	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4	Controls and Procedures	9

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	10

ITEM 4	Mine Safety Disclosures	10

ITEM 6	Exhibits	10

INDEX TO EXHIBITS

SIGNATURES		10

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Balance Sheets

ASSETS

	December 31,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash	$40,288	$2,204

Total Current Assets	40,288	2,204

TOTAL ASSETS	$40,288	$2,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,353
Payable - related party	-	16,437

Total Current Liabilities	-	17,790

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at
par value of $0.001, 16,450,000 and 8,000,000 shares
issued and outstanding, respectively	16,450	8,000
Additional paid-in capital	71,550	-
Deficit accumulated during the development stage	(47,712)	(23,586)

Total Stockholders' Equity (Deficit)	40,288	(15,586)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$40,288	$2,204

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration-Stage Company)
Statements of Operations
(Unaudited)
					From Inception
					on July 15, 2010
	For the Three Months Ended		For the Six Months Ended		through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	10,198	3,681	15,933	5,681	37,276
General and administrative	7,542	144	8,193	804	10,436

Total Operating Expenses	17,740	3,825	24,126	6,485	47,712

LOSS FROM OPERATIONS	(17,740)	(3,825)	(24,126)	(6,485)	(47,712)

LOSS BEFORE INCOME TAXES	(17,740)	(3,825)	(24,126)	(6,485)	(47,712)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(17,740)	$(3,825)	$(24,126)	$(6,485)	$(47,712)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	16,450,000	8,000,000	12,887,297	8,000,000

The accompanying notes are an integral part of these financial statements

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on July 15, 2010
	For the Six Months Ended		Through
	December 31,		December 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(24,126)	$(6,485)	$(47,712)
Adjustments to reconcile net loss to
net cash used by operating activities:
Operating expenses paid by shareholder	-	-	2,286
Changes in operating assets and liabilities:
Accounts payable	(1,353)	-	-

Net Cash Used in Operating Activities	(25,479)	(6,485)	(45,426)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related-party payables	-	-	14,151
Repayments on related-party payables	(16,437)	-	(16,437)
Proceeds from common stock for cash	80,000	7,999	88,000

Net Cash Provided by Financing Activities	63,563	7,999	85,714

NET INCREASE IN CASH	38,084	1,514	40,288

CASH AT BEGINNING OF PERIOD	2,204	484	-

CASH AT END OF PERIOD	$40,288	$1,998	$40,288

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company had a balance due to related parties totaling $-0- and $16,437 as of December 31, 2013 and June 30, 2013, respectively.  The related party payables are unsecured, bear no interest and are due on demand.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the six months ended December 31, 2013 the Company issued 8,450,000 shares of common stock for cash of $80,000.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

Revenue

We did not earn any revenues from our incorporation on July 15, 2010 to December 31, 2013. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the quarter ended December 31, 2013, we incurred operating expenses in the amount of $17,740 as against $3,825 for the quarter ended December 31, 2012, and $24,126 for the six months ended December 31, 2013 as against $6,485 for the six months ended December 31, 2012. This resulted from an increase in professional fees related to our becoming a public company.

We incurred total operating expenses in the amount of $47,712 for the period from our inception on July 15, 2010 to December 31, 2013. These operating expenses were comprised of filing fees and professional fees.

Net Loss

Our net loss increased from $3,825in 2012 to $17,740 for the quarter ended December 31, 2013 and from $6,485 to $24,126 for the six months ended December 31, 2013. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of December 31, 2013, we had total assets of $40,288.  As of June 30, 2013, we had assets of $2,204. We had an accumulated deficit of $47,712 and no current liabilities. at December 31, 2013.  We had an accumulated deficit of $23,586 and current liabilities of $17,790 at June 30, 2013.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through December 31, 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended December 31, 2013.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2013 the Company issued 8,250,000 shares of common stock for cash of $88,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this February 13, 2014.

GOLD RIDGE RESOURCES, INC.

BY: DAVID MOUGH
/a/ DAVID MOUGH

President and Interim Chief Financial
Officer