Form 10-Q
period 2014-03-31
GOLD RIDGE RESOURCES INC
filed 2014-05-13
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

(702) 418-0055
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,450,000 shares of common stock as of April 30, 2014.

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	3

	Unaudited Statements of Operations for the three month periods ended March 31, 2014 and 2013 , the nine months ended March 31, 2014 and 2013 and the period from July 15, 2010 (inception) to March 31, 2014.	4

	Unaudited Statements of Cash Flows for the nine month periods ended March 31, 2014 and 2013 and the period from July 15, 2010 (inception) to March 31, 2014.	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4	Controls and Procedures	9

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	10

ITEM 4	Mine Safety Disclosures	10

ITEM 6	Exhibits	10

INDEX TO EXHIBITS

SIGNATURES		10

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$25,948	$2,204
Prepaid expenses	-	-

Total Current Assets	25,948	2,204

PROPERTY AND EQUIPMENT, Net	-	-

TOTAL ASSETS	$25,948	$2,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,756	$1,353
Accounts payable - related party	-	16,437

Total Current Liabilities	2,756	17,790

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at
par value of $0.001, 16,450,000 and 8,000,000 shares
issued and outstanding, respectively	16,450	8,000
Additional paid-in capital	71,550	-
Deficit accumulated during the development stage	(64,808)	(23,586)

Total Stockholders' Equity (Deficit)	23,192	(15,586)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$25,948	$2,204

The accompanying notes are an integral part of these condensed financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception
					on July 15, 2010
	For the Three Months Ended		For the Nine Months Ended		through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	4,236	3,512	20,169	9,192	41,512
General and administrative	12,860	66	21,053	870	23,296

Total Operating Expenses	17,096	3,578	41,222	10,062	64,808

LOSS FROM OPERATIONS	(17,096)	(3,578)	(41,222)	(10,062)	(64,808)

LOSS BEFORE INCOME TAXES	(17,096)	(3,578)	(41,222)	(10,062)	(64,808)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(17,096)	$(3,578)	$(41,222)	$(10,062)	$(64,808)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	16,450,000	8,000,000	14,044,526	8,000,000

The accompanying notes are an integral part of these condensed financial statements

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on July 15, 2010
	For the Nine Months Ended		Through
	March 31,		March 31,
	2014	2013	2014

OPERATING ACTIVITIES

Net loss	$(41,222)	$(10,062)	$(64,808)
Adjustments to reconcile net loss to
net cash used by operating activities:
Operating expenses paid by shareholder	-	1,348	2,286
Changes in operating assets and liabilities:
Accounts payable	1,403	-	2,756

Net Cash Used in Operating Activities	(39,819)	(8,714)	(59,766)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related-party payables	-	11,651	14,151
Proceeds from stock subscriptions payable	-		4,990
Repayments on related-party payables	(16,437)	-	(16,437)
Proceeds from common stock for cash	80,000	-	83,010

Net Cash Provided by Financing Activities	63,563	11,651	85,714

NET INCREASE IN CASH	23,744	2,937	25,948

CASH AT BEGINNING OF PERIOD	2,204	484	-

CASH AT END OF PERIOD	$25,948	$3,421	$25,948

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscriptions payable	$-	$-	$4,990

The accompanying notes are an integral part of these condensed financial statements.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014 and June 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

The Company had a balance due to related parties totaling $-0- and $16,437 as of March 31, 2014 and June 30, 2013, respectively.  The related party payables are unsecured, bear no interest and are due on demand.

GOLD RIDGE RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014 and June 30, 2013
(Unaudited)

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended March 31, 2014 the Company issued 8,450,000 shares of common stock for cash of $80,000.

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

Results of Operations

Revenue

We did not earn any revenues from our incorporation on July 15, 2010 to March 31, 2014. We are in the exploration stage of our business and can provide no assurance that we will discover economic mineralization on our mineral property.

Expenses

For the quarter ended March 31, 2014, we incurred operating expenses in the amount of $17,096 as against $3,578 for the quarter ended March 31, 2013, and $41,222 for the nine months ended March 31, 2014 as against $10,062 for the nine months ended March 31, 2013. This resulted from an increase in professional fees related to our becoming a public company.

We incurred total operating expenses in the amount of $64,808 for the period from our inception on July 15, 2010 to March 31, 2014. These operating expenses were comprised of filing fees, professional fees and mining expenses.

Net Loss

Our net loss increased from $3,578 for the quarter ended March 31, 2013 to $17,096 for the quarter ended March 31, 2014 and from $10,062 to $41,222 for the nine months ended March 31, 2014. This loss was mainly due to the increase in expenses noted above.

Liquidity

As of March 31, 2014, we had total assets of $25,948.  As of June 30, 2013, we had assets of $2,204. We had an accumulated deficit of $64,808 and current liabilities of $2,756 at March 31, 2014.  We had an accumulated deficit of $23,586 and current liabilities of $17,790 at June 30, 2013.  We have not yet had any revenue, and continue to focus on the approvals to become publicly traded.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued through March 31, 2014 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended March 31, 2014.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2014 the Company issued 8,450,000 shares of common stock for cash of $80,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2014.

GOLD RIDGE RESOURCES, INC.

BY:	DAVID MOUGH
/a/	DAVID MOUGH

President and Interim Chief Financial Officer