Form 10-K
period 2014-06-30
GOLD RIDGE RESOURCES INC
filed 2014-09-26
CIK 1561697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 000-55162

Gold Ridge Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	1000	45-2898817
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

9891 Irvine Center Drive Suite 200

Irvine, California 92618

(Address of principal executive offices)

855-587-4249

 (Issuer’s telephone number)

_________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]

Non-accelerated filer [ ]  Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

The number of shares of the registrant’s common stock outstanding as of September 23, 2014: 27,012,500 shares

FORWARD-LOOKING STATEMENTS

This Report contains projections and statements relating to the Company that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “projects,” “intends,” “believes,” “anticipates,” “expects,” “estimates,” “may,” or similar terms. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things:

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

PART I

References to “us”, “we” and “our” in this report refer to Gold Ridge Resources, Inc.

ITEM 1. BUSINESS

Introduction

Our mission is to be among the first companies with the ability to serve the cannabis market from “seed to retail.” We formed our subsidiary, CorGreen Technologies Corporation, as a Nevada corporation in March 2014 to be among the first vertical-integrated company to serve the emerging market for medicinal and recreational cannabis use. Through our four operating subsidiaries – 3Lids Consulting, Spray for Health, GMTFY and Strong Financial Solutions – we serve the cannabis manufacturing, distributing and financing process. We believe that combining these strategic business units provide us with a competitive advantage, by allowing us access to multiple points of revenue in the harvesting and distribution process of cannabis and by giving us the ability to share clients, as well as SG&A costs among the strategic business units.

Competitive Strengths

Our business plan embodies four critical areas of focus that we believe will provide us with competitive advantages in the marketplace:

  Regulatory Compliance
  Standard Operating Procedures
  Steady and Timely Supply
  Commercial Finance

Regulatory Compliance. The cannabis industry is emerging from years of prohibition; laws, policies and regulations are in a state of flux both at the state and federal levels. There are approximately 21 states that have created a legislative body to manage the medical cannabis industry. There are also two states that have allowed recreational use. It is a critical component of our business plan both to ensure that all aspects of our operations are in compliance with all laws, policies and regulations to which we are subject and to provide an opportunity to our customers to use our services to ensure that they, too, are in full compliance.

Standard Operating Procedures. We have developed, and continue to improve, standard operating procedures for retail operations. These procedures allow our customers to improve their businesses by implementing sound businesses practices and supply chain process improvements, enabling them to ensure that their marketed product is of high quality.

Steady and Timely Supply. We are dedicated to helping our customers ensure a timely and steady supply of product. Freshness, quality, variety, and price of product are the keys to success for our customers and, consequently, for us. Because we expect rapid growth in the industry, we believe that demand may outpace supply. In addition to helping customers manage the supply chain process through standard operating procedures, we look to enhance the supply chain.

Commercial Finance. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with marijuana-related businesses, effectively permitting such relationships if the guidelines are followed. Many banks and other financial institutions have still refused to provide financial services to marijuana-related business. We expect to exploit the gap between what is permitted by the guidelines and what traditional financial institutions are willing to do by providing commercial lending through Strong Financial Solutions.

Our Subsidiaries and Business Lines

3Lids Consulting. 3 Lids Business Consulting, Inc. provides a variety of services to medical and recreational marijuana dispensaries and their owners and operators. Service offerings include turn-key operations to create marijuana dispensaries, finding suitable locations, hiring of personnel, establishing a supply chain, creating standard operating procedures and management of existing dispensaries. 3Lids Consulting was incorporated in September 2013.

Spray for Health. Spray for Health Pharmaceutical, Inc. designs, manufactures, and distributes vitamin supplemental sprays under the brand “Pure Spray.” We intend to develop a cannabinoid spray to leverage the advantages of a spray delivery system as a differentiator advantage in the cannabis market. Spray for Health was incorporated in Delaware in February 2013.

GMTFY. GMTFY, Inc. develops, manufactures and distributes butane honey oil extraction machines, which produce highly enriched concentrates from plant materials, and provides supplies and maintenance for the machines. GMTFY has proprietary technology for a heat control system for the extraction machine, outdoor growers and other environmental applications. The concentrates produced are be used in “edibles” and Oral Spray. GMTFY was incorporated in Delaware in May 2012.

Strong Financial Solutions. Strong Financial Solutions, Inc. identifies, acquires, develops and leases or sells commercially attractive property with the intention of growing, harvesting, processing, and distributing cannabis products. Strong Financial Solutions makes and purchases secured and mezzanine loan to, and purchases the equity securities of, businesses that operate in the emerging marijuana and hemp market. Services include leasing growing operations and related facilities to licensed marijuana and hemp business operators for their production needs. Strong Financial Solutions owns a 4000 square foot facility in Mesa, Arizona, which we intend to use for research and development. Strong Financial Solutions was incorporated in Delaware in February 2013.

3Lids Business Consulting

3 Lids Business Consulting, Inc. seeks to streamline dispensary and grow operations by offering professional management to their owner/operators, allowing them to optimize profitability and reduce risk. 3Lids Consulting provides a variety of management and consulting services to medical and recreational marijuana dispensaries and their owners and operators. Service offerings include turn-key operations to create marijuana dispensaries, finding suitable locations, hiring of personnel, establishing a supply chain, creating standard operating procedures and management of existing dispensaries.

Spray for Health

Spray for Health Pharmaceutical, Inc. designs, manufactures, and distributes vitamin supplemental sprays under the brand name "PureSpray." We distribute those vitamin sprays through retail markets, internet sites and airports.

Our current product line consisting of over 20 vitamins, minerals, herbal, weight loss, pet sprays, and products directed at pre-natal, women and specialty areas. Our specialty sprays incldue D3, Sleep, Bee Pollen, and Iodine/Propolits/Zinc. We intend to develop a cannabinoid spray to leverage the advantages of a spray delivery system as a differentiator advantage in the cannabis market. We expect to use a cannabis wax processed by the equipment manufactured by GMTFY to develop the cannabinoid spray. We also plan to continue the development of other specialty sprays, some of which may combine cannabinoids and vitamins or other nutritional elements.

GMTFY

GMTFY, Inc. develops, manufactures and distributes butane honey oil extraction machines, which produce highly enriched concentrates from plant materials, and provides supplies and maintenance for the machines. GMTFY has proprietary technology for a heat control system for the extraction machine, outdoor growers and other environmental applications. The concentrates produced are be used in “edibles” and oral sprays. GMTFY has also developed an oil extraction process that we are enhancing to be scalable for high volume commercial environments. This process will allow the trimmings of the cannabis harvest to be transformed into valuable cannabis concentrates.

Strong Financial Solutions

Strong Financial Solutions, Inc. identifies, acquires, develops and leases or sells commercially attractive property with the intention of growing, harvesting, processing, and distributing cannabis products. Strong Financial Solutions makes and purchases secured and mezzanine loan to, and purchases the equity securities of, businesses that operate in the emerging marijuana and hemp market. Services include leasing growing operations and related facilities to licensed marijuana and hemp business operators for their production needs. Strong Financial Solutions owns a 4000 square foot facility in Mesa, Arizona, which we intend to use for research and development.

Markets

We market our products and services to owners and operators of businesses that operate in the emerging marijuana and hemp market in North America. The U.S. Office of National Drug Control Policy estimates that in 2000, US residents spent $10.5 billion on marijuana. In light of consumers’ increased awareness and concerns regarding their health, medical marijuana is becoming an important component of daily living. We believe that our future growth will come from retailers, wholesalers and collateral industries supporting the marijuana and hemp emerging markets.

Spray-A-Day products are currently marketed worldwide through its dealers and distributors. We intend to focus the new products on the United States market initially. The market for vitamins and other health-related products continues to grow within the United States, and the entire world, as the “baby boomers” age and retire and as the younger generation continue to demand new products that help them remain healthy and add energy to their exhausting life styles.

Production

We currently contract for the manufacture of the Spray-A-Day products in Phoenix, Arizona. This state of the art manufacturing site currently mixes the proper amount of each vitamin, mineral, herbs and other raw materials, inserts the mix into the Spray-A-Day tubes and seals the tube with the patented spray mechanism. Labeling and shipping of the products is accomplished in house.

Competition

We face competition in most of our businesses, both from traditional businesses and emerging marijuana industry companies. Other companies have been formed to exploit the same emerging cannabis markets that we intend to exploit, including GW Pharmaceutical, MedMen and Advanced Cannabis Solution. Some of those companies have substantially greater capital resources than we do. In addition, to the extent that we provide consulting, real estate and financial service, many traditional businesses can address those needs, but may be reluctant to do so in the cannabis industry.

The market for vitamins and other health and energy products is highly competitive and concentrated and is currently dominated by only a few familiar names, such as One-a-Day, Centrum, and private labels such as Walgrens, Walmart, and CVS. Until the development of the PureSpray method of administering the vitamins and other items directly onto the inner lining of the cheeks of the mouth, the only ways to “take your vitamins” was by pill or liquid, but that has changed. Now, people wanting to remain healthy and who demand a quicker more efficient method of absorbing the vitamins and minerals, and energy products into their body can use the PureSpray spray.

Marketing and Sales

We will consider all avenues to market each strategic business unit and select those that we believe will have the highest return on investment. We intend to focus on integrating overlapping marketing strategies among our strategic business units, which we believe is crucial. Our primary marketing strategies utilizes today’s social media markets, along with traditional mail, phone and relationship building strategies. Our sales strategy is to communicate and demonstrate our abilities to improve the efficiency of all phases of the transition from growing through retail distribution of cannabis industry. All of our strategic business units will service the medical marijuana dispensary as the "hub" of the sale. The key is to improve the efficiency while maintaining a high quality with custom service to the end consumer.

Government Regulation

The Cole Memo

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational marijuana, from federal law that prohibits any such activities. The Controlled Substances Act (“CSA”) makes it illegal under federal law to manufacture, distribute, or dispense marijuana. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, 21 states and the District of Columbia have legalized certain marijuana-related activity. These 21 states include: Alaska, Michigan, Oregon, Arizona, Hawaii, Montana, Rhode Island, California, Illinois, Nevada, Vermont, Colorado, Maine, New Hampshire, Washington, Connecticut, Maryland, New Jersey, Delaware, Massachusetts and New Mexico.

In light of these developments, U.S. Department of Justice Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning marijuana enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning marijuana in all states.

The Cole Memo reiterates Congress’s determination that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Cole Memo priorities”):

  Preventing the distribution of marijuana to minors;
  Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;
  Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
  Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
  Preventing violence and the use of firearms in the cultivation and distribution of marijuana;
  Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
  Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
  Preventing marijuana possession or use on federal property.

Deputy Attorney General Cole is issuing supplemental guidance directing that prosecutors also consider these enforcement priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on marijuana-related violations of the CSA.

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

  bank (except bank credit card systems);
  broker or dealer in securities;
  money services business;
  telegraph company;
  casino;
  card club; and
  a person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a marijuana-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a marijuana-related business implicates one of the Cole Memo priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a marijuana-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a marijuana-related business would be required to file suspicious activity reports.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that following FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Local Laws

Local laws at the city, county and municipal level add an additional layer of complexity to legalized marijuana. Despite a state’s having adopted legislation legalizing marijuana, cities, counties and municipalities, within the state seem to have the ability to otherwise restrict marijuana activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments and may otherwise be restricted by state laws, for example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are and or will be similar restrictions imposed on marijuana operators, which will restrict how and where marijuana operations can be located and the manner and size of which they can grow and operate. Additionally, zoning is subject to change, properties can be re-zoned and a given zoning may be withdrawn. How properties are zoned will have a direct impact on our business operations.

Intellectual Property

Working with experienced patent and trademark attorneys, we have begun to explore patent possibilities, trade secret and trademark protection for multiple applications of existing processes, products, and all of our newly developed products as well as those in the initial stages of development, both in the United States and elsewhere around the world. We have also begun exploring the possibilities of filing patents and application patents in Europe, Asia and other key markets as we expand the number of our core products. As we improve our technology and develop new products, we anticipate obtaining patent and trademark protection on all of our newly developed, proprietary products. We also protect our intellectual property through confidentiality agreements with our vendors and consultants.

Employees

We currently have approximately five full-time employees and two independent contractors. We have access to a large number of part time people on whom we can call as needed. As our research and development activities increase and production commences, we expect to hire additional personnel to meet our technology, production, distribution and administrative office needs.

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Business and Marketplace

Our continued success is dependent on additional states legalizing medical or recreational marijuana and additional counties in California passing legislation to allow dispensaries.

Continued development of the medical and recreational marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical or recreational purposes and, in certain states, including California, based on the specifics of the legislation passed in that state, on local governments authorizing a sufficient number of dispensaries.  Any number of factors could slow or halt the progress.  Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success.  While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote.  Numerous factors impact the legislative process.  Any one of these factors could slow or halt the progress and adoption of marijuana for medical and recreational purposes, which would limit the market for our products and negatively affect our business, revenues and profitability.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes. At present the states are standing tall against the federal government, maintaining existing laws and passing new ones in this area. This may be because the Cole Memo and the Obama administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law. However, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may adversely affect the market for our products and services or expose us to criminal prosecution.

The alternative medicine industry faces strong opposition.

It is believed by many that well-funded, significant businesses may have a strong economic opposition to the medical marijuana industry as currently formed.  We believe that the pharmaceutical industry clearly does not want to cede control of any compound that could become a strong selling drug.  For example, medical marijuana will likely adversely impact the existing market for Marinol, the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and services, and thus on our business, operations and financial condition.

Our clients may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business. On February 14, 2014 FinCEN released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses. While these are positive developments in this regard, there can be no assurance this legislation will be successful, that even with the FinCEN guidance that banks will decide to do business with medical marijuana retailers, or that in the absence of actual legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products and services.

At this stage of our business operations, we may never achieve our goals for profitability or generate any additional significant amount of revenues, thus potential investors have a high probability of losing their investment. If we are unable to continue as a going concern, you will lose your investment.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We will likely need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders. Ultimately, this may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We expect raising $2,000,000, together with cash generated from operations and our current cash, cash equivalents and short-term investments to meet our working capital and capital expenditure requirements for only the next one to three years. However, after that time we expect that we will need to raise additional funds to fund our anticipated development needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities. We expect that we will need to raise additional funds sooner than that if we do not raise the amount of money we need.

If there is low consumer demand for our products, operating difficulties or other factors, many of which are beyond our control, which causes our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis, each of which could have a material adverse effect on our results of operations and financial condition.

We depend on certain key employees, and believe the loss of any of them would have a material adverse effect on our business.

We depend on the continued services of our management team, including Clinton Pyatt, President and Chief Executive Officer, and Brian Loiselle, Chief Financial Officer, Eric Dena, Chief Operations Officer, as well as our outside engineering consultants and contractors. While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives. We have no assurance that we will not lose the services of these or other key personnel and may not be able to timely replace any personnel if we do lose their services.

We do not yet have a principal accounting officer.

None of our executive officers have an accounting background. As we grow, raise capital and exist as a public reporting company, we will need to retain a qualified principal accounting officer to oversee our financial reporting, which will increase our overhead expense. We cannot assure you that we will be able to retain such a person. If we are unable to retain a principal accounting officer, we will need to outsource oversight of our financial reporting, which will likely be more costly than hiring someone.

We are at risk that the market will not accept new products which we develop.

Acceptance by our customers of any new products will be essential to the growth and success of our business. If our products do not receive market acceptance, our revenues and operating results will likewise not reach the levels we anticipate. Our products have little brand name recognition and are based on new and developing technology. We intend at this time to develop and market one primary series of products – the Spray-A-Day spray vitamins and nutrients using our dispensing spray technology. Market acceptance will be critical to our success because we do not intend to have a diversified product line.

Large scale production of our products will be capital intensive and subject to many risks including lack of supply of materials or component parts, increasing prices of materials, warranty and product liability claims, work stoppages, strikes or other labor difficulties, and changes in governmental regulations.

Our products are constantly in a state of development or testing. We have some experience in mass production of these products, but in order to achieve our growth goals will need to expand this production to several times its current state. We do not know if we will be able to control production and quality control issues. Defects in our production process or the products produced could cause our costs to exceed those projected and could result in substantial product related claims and harm our industry reputation, which would diminish acceptance of our products in targeted markets. While we have projected costs for production and believe that we can produce our products profitably, our projections may prove inaccurate due to many factors. It is also possible that while production may be profitable at certain levels, our sales may never reach such levels or, due to capital constraints, we may be unable to achieve optimum levels of production. If our production costs or other costs associated with warranty or liability claims exceed our projected costs, our projected margins may not be realized and we may never achieve the profitable operations we are forecasting.

We may outsource our production growth to foreign countries, which could place us at a disadvantage by subjecting us to the difficulties of foreign outsourcing.

To control costs, we expect that a portion of our products will be manufactured outside the United States. International operations are subject to a wide variety of risks, including political, religious and economic instability, uncertainty over legal protection of intellectual property rights, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation and differences in business practices and cultures. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations and cash flows.

We are dependent upon suppliers and manufacturers to produce components of our products.

Whether we manufacture all or portions of our products internally or outsource production to third parties, we will be dependent on third party suppliers and manufacturers for significant portions of our production operations. We have had preliminary discussions with certain of these third suppliers and manufacturers and have entered into a few agreements at this time and expect to enter into more supply and manufacturing agreements in the near future. Our inability to enter into other agreements with certain of these third parties could cause substantial delay in implementing our business plan. Our inability to obtain timely delivery from our suppliers and manufacturers or to locate alternate sources of supply could cause a loss of revenue. Failure to satisfy market demand could result in failure to achieve our sales objectives.

Our industry is highly competitive, and competitive pressures could impact our return on investment, if any.

The marijuana and hemp markets continue to mature, highly concentrated and highly competitive. Steep discounts and rebates as high as 20% are standard and suppliers and consumers often have high degrees of brand loyalty. Price competition has increased in recent years and many of our competitors are increasing expenditures on research and development to develop improved and less expensive products.

We expect our primary competition to be from manufacturers of products. These products account for over 40% of the sales of medical and recreational marijuana. “Smoking” or inhaling is firmly established as the preference of many consumers. There is also a perception among many consumers that the consumption of concentrates and other nutrients in liquid form is a better way to consume the product. Our success will depend to a very high degree in the perception and to take market share away from conventional methods.

We are unsure of our ability to protect our intellectual property.

Protection of our intellectual property as it is developed will be an important factor in product recognition, maintaining goodwill and maintaining or increasing market share. We plan to hire an experienced law firm that is renowned for their work in the intellectual property arena, to work with us on patent and trademark filings and protection. However, if we do not adequately protect our rights in our intellectual property from infringement, any goodwill that we may develop in the future could be lost or impaired. If the intellectual property we use is found to infringe upon the proprietary rights of another company, we could be forced to stop using that intellectual property, and as a result we could lose all the goodwill that has been developed therein, and we could be liable for damages caused by an infringement.

Since we intend to outsource a portion of our production to foreign countries, we will face additional challenges in protecting our intellectual property. The laws of foreign countries may not be as favorable as those of the United States where intellectual property is concerned and policing of unauthorized use and enforcement of protective laws is much more difficult and expensive when a foreign country is involved.

There can be no assurance that we will be able to adequately protect our intellectual property. Litigation may be necessary in the future to protect our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business. There can be no assurance that our competitors, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict our ability to make and sell our products. Our failure to protect the proprietary and intellectual property rights relating to our products would have a material adverse effect on our business.

Our operating results may vary as a result of seasonal fluctuations in customer demand and expenses, which may in turn cause fluctuations in the value of our common stock.

Some of our target markets are cyclical, and a decline in any of these markets could have a material adverse effect on our performance. The vitamin business, especially for certain vitamins, such as Vitamin C during cold season, can be cyclical and dependent on consumer spending and is therefore impacted by the strength of the economy generally, flu season and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand from consumers.

If there should be a general economic downturn or recession, there may exist, the potential of reducing our expected revenue and potential future customer base. In such an event our business could be materially and adversely affected. To mitigate these risks we intend to broaden our geographical market, which may moderate any negative effects of general economic downturn or recession. There can be no assurance, however, that we will not lose revenue, customers or distributors in the event of economic downturns. Our operating results may vary as a result of seasonal factors. Fluctuations in our operating results could cause fluctuations in the value of our common stock.

We are exposed to insurance and claims costs, as a result of the nature of our business.

Any business where the product is consumed by the general public is exposed to potential product liability risks that are inherent in the design, manufacture and sale of products. While we intend to maintain suitable product liability insurance, there can be no assurance that we will be able to obtain or maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. A series of product liability claims against the Company, whether successful or not, could materially and adversely affect our reputation and business.

We have not implemented various voluntary corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these other corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently have only three directors. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to the requirement of having our annual report contain management’s assessment of the effectiveness of the Company’s internal control over financial reporting. We are currently evaluating the effect that compliance with Section 404 will have on our consolidated operating results and financial condition, and the cash flow necessary to implement SOX 404, in order to allow our management to report on our internal controls.

We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. We are unable at this time to quantify the amount we will spend to develop the necessary documentation and testing required by SOX 404. If we do not have sufficient resources to fund the documentation and testing required by SOX 404, and to engage qualified staff or consultants to assist us with compliance issues as required in connection with our audits, we will not be able to fulfill our obligation publicly-reporting company and we may have difficulty attracting additional equity or debt financing, each of which could materially adversely affect our business.

We have adopted broad indemnification and liability limiting provisions for purposes of protecting our officers and directors.

We have adopted broad indemnification and liability limiting provisions regarding its officers and directors in our Articles of Incorporation and Bylaws. Stockholders will have only limited recourse against individual officers and directors as a result of these provisions.

We do not anticipate paying dividends to our stockholders in the near future, which may limit our ability to attract investments.

We do not anticipate paying dividends in the near term. We expect to retain income, if any, for working capital and investment needs. It is anticipated that any income received from operations will be devoted to future operations. The timing and payment of cash or other distributions, if any, will be left to the discretion of the Board of Directors.

Our articles of incorporation, bylaws and Nevada Law contain provisions that could discourage an acquisition or change of control.

Our articles of incorporation authorize our board of directors to issue common stock without stockholder approval. We have not authorized nor issued any shares of preferred stock. If our board of directors elects to issue shares of preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. In addition, Nevada’s “Combination with Interested Stockholders’ Statute” and its “Control Share Acquisition Statute” may have the effect in the future of delaying or making it more difficult to effect a change in control.

These statutory anti-takeover measures may have certain negative consequences, including an effect on the ability of the stockholders of the Company or other individuals to (i) change the composition of the incumbent board of directors; (ii) benefit from certain transactions which are opposed by the incumbent board of directors; and (iii) make a tender offer or attempt to gain control of the Company, even if such attempt were beneficial to the Company and our stockholders. Since such measures may also discourage the accumulations of large blocks of our common stock by purchasers whose objective is to seek control of our company or have such common stock repurchased by us or other persons at a premium, these measures could also depress the market price of our common stock. Accordingly, our stockholders may be deprived of certain opportunities to realize the “control premium” associated with take-over attempts.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have two individuals, our CEO and CFO, who are responsible for monitoring and ensuring compliance with our internal control procedures. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures, but neither is an accountant. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the shareholders.

Risks Related to Our Common Stock.

If the ownership of our common stock becomes highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and their affiliates beneficially own or control approximately 67% percent of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. However, as a result of their positions, these stockholders may also delay or prevent a change of control, even if such a change of control would benefit other stockholders. The significant concentration of stock ownership, if it should occur, may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

There is no public market for our stock and there may never be such a market.

There is no public market for our stock, which means that even if an exemption from the Securities Act is available to an investor for the resale of our stock, there may be no one willing to buy it. Although we have a symbol and we are quoted on the OTCQB operated by OTC Markets Group, Inc., there is no active trading in our common stock. We cannot assure investors that a public market of our stock will ever materialize. Investors should be prepared to hold an investment in our stock indefinitely.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is, by definition, a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if a market develops for our stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;
  Disclose certain price information about the stock;
  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
  Send monthly statements to customers with market and price information about the penny stock; and
  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock, when and if established, could drop due to sales of a large number of shares of our common stock in the market after the offering or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

ITEM 2. PROPERTIES

We lease office space in Irvine, California for our corporate headquarters. We also own a 4000 square foot research and development faculty in Mesa, Arizona, subject to a mortgage securing approximately $300,000 of debt. We currently contract our manufacturing and warehouse facilities in Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES of EQUITY SECURITIES

Market Information

Our stock is quoted on the OTCQB operating by OTC Market Group, Inc. under the symbol “GDGR.” We have had no trading activity in our common stock to date. We can provide no assurance that a public market will materialize.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders

As of September 23, 2014, we had 19 shareholders of record and 27,012,500 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities

On July 15, 2014, we entered into a Share Exchange Agreement with CorGreen Technologies Corporatoin, a privately held Nevada corporation (“CorGreen”) and the shareholders of CorGreen. In accordance with the terms of the Share Exchange Agreement, at the closing an aggregate of 18,562,500 shares of our common stock were issued to the holders of CorGreen’s common stock in exchange for their shares of CorGreen (the “Exchange”).

Before the Exchange, CorGreen was able to raise $950,000 from the sale of promissory notes that convert into 550,000 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Because the Company is a smaller reporting company, it is not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

Current Plans

As a result of the Exchange, we are no longer pursuing our former business plan of acquiring and exploring mineral properties. Under the direction of our newly appointed officers and directors, we are in the business of serving cannabis manufacturing, grow operational management, distributing of CBD based products and financing processes.

Our immediate goals for the business are to:

  Increase the number of dispensaries for which we provide turnkey management; currently, we have five dispensaries under turnkey management.
  Beginning providing turnkey management of marijuana farms.
  Add a cannabis spray and a vitamin/cannabis combination spray to our product line.
  Launching a second-generation oil extraction machine.
  Place our supplement sprays in Walgreen’s, Vitamin Shoppe and in additional major markets.

Results of Operations for the years ended June 30, 2014 and 2013

Revenues

We have generated no revenue since our inception and through the date we acquired CorGreen Technologies Corporation. We are a development stage company and there is no guarantee that we will be able to execute on our business plan. We have incurred losses since our inception.

Operating Expenses

Operating expenses increased to $64,522 for the year ended June 30, 2014 from $14,632 for the year ended June 30, 2013. Our operating expenses for the year ended June 30, 2014 consisted of professional fees in the amount of $22,629, mining expenses of $18,357 and general and administrative expenses of $23,536. In comparison, our operating expenses for the year ended June 30, 2013 consisted of professional fees in the amount of $13,680 and general and administrative expenses of $952.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our new cannabis related activities and with our reporting obligations under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $64,522 for the year ended June 30, 2014, compared to a net loss of $14,632 for the year ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $102. We had current liabilities of $210 as of June 30, 2014. Accordingly, we had a working capital deficit of $108 as of June 30, 2014.

Operating activities used $65,665 in cash for the year ended June 30, 2014, as compared with $11,931 used for the year ended June 30, 2013. Our negative operating cash flow for June 30, 2014 was mainly a result of our net loss for the period.

Financing activities for the year ended June 30, 2014 generated $63,563 in cash, as compared with cash flows provided by financing activities of $13,651 for the year ended June 30, 2013. Our positive cash flow from financing activities for the year ended June 30, 2014 was the result of proceeds from the sale of our common stock. We used $16,437 in cash to repay related party payables for the year ended June 30, 2014.

A component of our operating plan impacting our expansion is the ability to obtain additional capital through additional equity and/or debt financing for purposes of future product development and the expansion of our manufacturing facilities. Additionally, we anticipate obtaining additional financing to fund acquisitions through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to pursue other avenues.

Before the Exchange, CorGreen was able to raise $950,000 from the sale of promissory notes that convert into 550,000 shares of our common stock. This bridge loan provided us with working capital but we will need to raise more money to execute our business plan. We believe that if we are able to raise $2,000,000, our capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion in the next twelve months. We are anticipating that the proceeds will be used for current operations, expansion of the manufacturing facility, acquisition activities, research and development, marketing our new products and the costs of becoming a publicly-reporting company.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of our company as a going concern. However, we have generated revenues of $0 since inception and have an accumulated deficit of $88,108 at June 30, 2014. We currently have limited liquidity and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern.

Management anticipates that we will be dependent, for the near future, on additional investment capital, primarily from our shareholders, to fund operating expenses. We intend to position our company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the years ended June 30, 2014 and June 30, 2013, and the report of Sadler, Gibb & Associates, LLC, are included in this annual report on Form 10-K following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table contains information with respect to our current executive officers and directors:

Name	Age	Position
Clinton Pyatt	43	Chief Executive Officer, President and Director
Brian Loiselle	43	Chief Financial Officer, Treasurer and Director
Eric Dena	40	Chief Operating Officer, Secretary and Director

Clint Pyatt. Clinton Pyatt, age 43, came to California from Illinois in 1989 to attend US Marine Corps boot camp in San Diego. He graduated boot camp and was sent to several schools where he quickly attained the rank of Sergeant. Clinton spent years overseas where he earned multiple commendations while in Desert Storm, Desert Shield and Somalia. Clinton came back to California and exited the military and began his schooling at California State University and University of California Irvine where he earned a degree in Law and Criminal Justice.

While attending school he opened Executive Mortgage in Irvine which he ran for 4 years successfully and merged in with Heartland Financial. Clinton exited the mortgage field due to a non-compete clause and opened a recruiting branch of Interim Financial later to become Spherion Professional Recruitment. Clinton partnered with some of the largest companies within Southern California to include Buy.com, Allergan, Allegra Foods, Ingram Micro and Mind Speed. While with Spherion Clinton billed in excess of $2mm a year in revenue.

Clinton left the recruitment business after 3 successful years and entered the mortgage sector once again working for FirstNLC as their Senior Credit Officer. Clinton was responsible for taking the company from $14mm in revenue to over $178mm in 2 years. He mitigated the sale of the company to a private party at which time he left FirstNLC and took a Vice President position with First Franklin. While working for First Franklin, Clinton was placed into multiple regions to grow and refine their operations. The last region in which he ran was in Arizona, New Mexico and Southern California. The region went from $48mm in monthly production to $117mm a month in revenue. First Franklin was sold to Merrill Lynch at which time Clinton left and went to work for Wells Fargo as a Regional Sales Manager. Wells Fargo offered a platform to which Clinton become acquainted with the Real Estate industry and he garnished his Real Estate Sales License in California.

Clinton left Wells Fargo to move into a consulting role with multiple lenders and real estate firms. He has taken a Senior Vice President position at several lending institutions and currently has a small percentage of ownership within Synergy One Lending based out of San Diego. Clinton was diagnosed with cancer and was recommended to use medicinal cannabis to help his recovery. As a result of his related medical bills, Clinton filed for personal bankruptcy on March 15th, 2013. Clinton reached out to several individuals who had made the transition into the industry and came to agreement with 3 Lids Consulting and Eric Dena.

Brian Loiselle. Brian Loiselle, age 43, has had a long and successful career as an entrepreneur and has founded LVC Investments, a property management company and Phuket Limited Partnership, owner -operators of adult care facilities. He is currently owns EastWest Realty and Vesta Insurance Group and serves on the Board of Directors at Noble Innovations, Inc. He was awarded his bachelor’s degree in Finance from Arizona State University and a Dual Masters in Business Administration and Management and Leadership from Grand Canyon University. Equipment engineer for 5 years at Motorola Semiconductor research and development. Served six years in the United States Navy as a Search and Rescue Swimmer. Brian also holds licenses: Mortgage Brokerage, Real Estate, Property and Casualty Insurance, as well as Life and Health Insurance, and holds Series 6, 63 and 65 Security Licenses.

Eric Dena. Eric Dena, age 40, is an industry leader and expert in the medical marijuana field. From 2008 to 2012, Eric was employed by Click 5 Media in Tustin, California. From 2012 to 2013, he worked for Pacific Mercantile Bank in Costa Mesa, California. From 2013 to the present he works for Bay Equity, LLC in Santa Ana, California. Eric has applied his years of experience and broad range of knowledge in the real estate profession to create 3 Lids consulting. He and the 3 Lids team are maximizing operational success and taking the marijuana industry to a higher level. Eric also holds a California Real Estate Brokers License.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our By- Laws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board and Financial Expert

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Clinton Pyatt, at the address appearing on the first page of this Annual Report.

Code of Ethics

As of the date of this Annual Report, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2014. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David Mough President & CEO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Maureen Flansburg Secretary	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 15, 2014 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within sixty (60) days of July 15, 2014. Unless otherwise identified, the address of our directors and officers is c/o Gold Ridge Resources, Inc., 9891 Irvine Center Drive Suite 200 Irvine, California 92618.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)
5% Shareholders
Darren Goodrich, Inc.	2,515,391	9.3%
Mitchell Miller	1,852,166-	6.9%
Directors and Executive Officers
Clinton Pyatt	6,187,500	22.9%
Brian Loiselle	6,187,500	22.9%
Eric Dena	6,187,500	22.9%
All directors and officers as a group (3 people)	18,562,500	68.7%

(1)	Based on 27,012,500 shares of Common Stock issued and outstanding as of September 23, 2014. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Changes in Control

On July 15, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with CorGreen Technologies Corporatoin, a privately held Nevada corporation (“CorGreen”) and the shareholders of CorGreen. As a result of the transaction (the “Exchange”), CorGreen became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 18,562,500 shares of our common stock were issued to the holders of CorGreen’s common stock in exchange for their shares of CorGreen. Each of us, CorGreen and the shareholders of CorGreen provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our prior officer and director, Mr. David Mough. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our mining business to Mr. Mough. In exchange, Mr. Mough agreed to cancel his 8,000,000 shares in our company and to assume and cancel all liabilities relating to our former business.

As a result of the Exchange, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of serving cannabis manufacturing, distributing and financing processes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

During the fiscal year ended June 30, 2012, the Company received $500 in cash from related parties and had $938 in expenses paid on its behalf, leaving a balance due to related parties of $1,438 as of June 30, 2012.  During the year ended June 30, 2013, the Company received $13,651 in cash from related parties and had $1,348 of expenses paid on its behalf. As of June 30, 2013 the balance due to related parties was $0.

On September 16, 2013, we issued 500,000 shares of our common stock to our Secretary and director for consideration of $500 cash.

On July 15, 2014, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our former sole officer and director, David Mough. Pursuant to the Agreement, we transferred all assets related to our mineral exploration business, including our mining claims, to Mr. Mough. In exchange for this assignment of assets, Mr. Mough agreed to assume and cancel all liabilities relating to our former mineral exploration business and cancel 8,000,000 shares of our common stock.

Director Independence

As of the date of this report we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the year ended June 30, 2014 in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $8,000, which was paid to Sadler, Gibb & Associates, LLC, CPAs, our independent registered public accounting firm.

We did not pay our independent registered public accounting firm any fees for tax compliance assurance or other non-audit services during the fiscal year ended June 30, 2014.

All services provided by our independent registered public accounting firm were approved by our directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 15, 2014(1)
2.2	Conveyance Agreement, dated July 15, 2014(1)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10 filed on May 2, 2011)
3.2	By–Laws (incorporated by reference to Exhibit 3.2 filed to our Form 10 filed on May 2, 2011
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference to the Form 8-K filed on July 21, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Ridge Resources, Inc.

	By:	/S/ Clinton Pyatt
Dated: September 26, 2014		Clinton Pyatt Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Clinton Pyatt as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/Clinton Pyatt	Chief Executive Officer and Director	September 26, 2014
Clinton Pyatt	(Principal Executive Officer)

/S/Brian Loiselle	Chief Financial Officer and Director	September 26, 2014
Brian Loiselle	(Principal Financial and Accounting Officer)

/S/Eric Dena	Chief Operating Officer and Director	September 26, 2014
Eric Dena

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

June 30, 2014 and 2013

CONTENTS

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets
F-3	Statements of Operations
F-4	Statements of Stockholders’ Deficit
F-5	Statements of Cash Flows
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Gold Ridge Resources, Inc.

We have audited the accompanying balance sheets of Gold Ridge Resources, Inc. (the Company) as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from July 15, 2010, (date of inception) through June 30, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Gold Ridge Resources, Inc. as of June 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended and for the cumulative period from July 15, 2010, (date of inception) through June 30, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 11, 2014

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

	June 30,	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$102	$2,204
Total Current Assets	102	2,204
TOTAL ASSETS	$102	$2,204
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$210	$1,353
Payable - related party	—	16,437
Total Current Liabilities	210	17,790
STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.001, 16,450,000 shares issued and outstanding	16,450	8,000
Additional paid-in capital	71,550	—
Deficit accumulated during the development stage	(88,108)	(23,586)
Total Stockholders' Deficit	(108)	(15,586)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102	$2,204

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

Statements of Operations

	For the	For the	From Inception on July 15, 2010
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2014	2013	2014
REVENUES	$—	$—	$—
OPERATING EXPENSES
Professional fees	22,629	13,680	43,972
Mining expense	18,357	—	18,357
General and administrative	23,536	952	25,779
Total Operating Expenses	64,522	14,632	88,108
LOSS FROM OPERATIONS	(64,522)	(14,632)	(88,108)
LOSS BEFORE INCOME TAXES	(64,522)	(14,632)	(88,108)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(64,522)	$(14,632)	$(88,108)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,644,247	8,000,000

The accompanying notes are an integral part of these financial statements

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

Statements of Stockholders' Deficit

			Stock	Additional	Deficit Accumulated During the	Total
	Common Stock		Subscriptions	Paid-in	Development	Stockholders’
	Shares	Amount	Payable	Capital	Stage	(Deficit)
Balance, July 15, 2010	—	$—	$—	$—	$—	$—
Stock subscription payable issued for cash	—	—	4,990	—	4,990
Loss for the year ended June 30, 2011	—	—	—	—	(8,413)	(8,413)
Balance, June 30, 2011	—	—	4,990	—	(8,413)	(3,423)
Common stock issued for cash	8,000,000	8,000	(4,990)	—	3,010
Loss for the year ended June 30, 2012	—	—	—	—	(541)	(541)
Balance, June 30, 2012	8,000,000	8,000	—	—	(8,954)	(954)
Loss for the year ended June 30, 2013	—	—	—	—	(14,632)	(14,632)
Balance, June 30, 2013	8,000,000	8,000	—	—	(23,586)	(15,586)
Common stock issued for cash	8,450,000	8,450	—	71,550	—	80,000
Loss for the year ended June 30, 2014	—	—	—	—	(64,522)	(64,522)
Balance, June 30, 2014	16,450,000	$16,450	$—	$71,550	$(88,108)	$(108)

The accompanying notes are an integral part of these financial statements

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

			From Inception
	For the	For the	on July 15, 2010
	Year Ended	Year Ended	Through
	June 30,	June 30,	June 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(64,522)	$(14,632)	$(88,108)
Adjustments to reconcile net loss to net cash used by operating activities:
Operating expenses paid by shareholder	—	1,348	2,286
Changes in operating assets and liabilities:
Accounts payable	(1,143)	1,353	210
Net Cash Used in Operating Activities	(65,665)	(11,931)	(85,612)
INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	—	—	—
FINANCING ACTIVITIES
Proceeds from related-party payables	—	13,651	14,151
Repayments of related-party payables	(16,437)	—	(16,437)
Proceeds from stock subscriptions payable	—	—	4,990
Proceeds from common stock for cash	80,000	—	83,010
Net Cash Provided by Financing Activities	63,563	13,651	85,714
NET INCREASE IN CASH	(2,102)	1,720	102
CASH AT BEGINNING OF PERIOD	2,204	484	—
CASH AT END OF PERIOD	$102	$2,204	$102
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stock subscriptions payable	$—	$—	$4,990

The accompanying notes are an integral part of these financial statements.

GOLD RIDGE RESOURCES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2014 and 2013

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Gold Ridge Resources, Inc. (the “Company”) was incorporated in the State of Nevada on July 15, 2010. The Company is a developmental stage enterprise on that is focused on acquiring and developing mineral properties.

NOTE 2 – GOING CONCERN

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has generated revenues of $-0- since inception and has an accumulated deficit of $88,108 at June 30, 2014.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Per Share Data

In accordance with "ASC-260 - Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were  dilutive. At June 30, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

During the year ended June 30, 2013, the Company received $13,651 in cash from related parties and had $1,348 of expenses paid on its behalf. As of June 30, 2014 the balance due to related parties was $-0-. The related party payables are unsecured, bear no interest and are due on demand.

On September 16, 2013, we issued 500,000 shares of our common stock to our Secretary and director for consideration of $500 cash.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of June 30, 2011, the Company had received $4,990 in cash in exchange for stock subscriptions payable.  On June 14, 2012, the Company issued 8,000,000 shares of common stock to the founder of the Company in exchange for stock subscriptions receivable of $4,990 and cash of $3,010.

On September 16, 2013, we issued 500,000 shares of our common stock to our Secretary and director for consideration of $500 cash.

During the year ended June 30, 2014 the Company issued 8,450,000 shares of common stock for cash of $80,000.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 15% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	June 30,	June 30,
	2014	2013
Income tax expense (benefit) at statutory rate	$(21,937)	$(4,975)
Change in Valuation allowance	21,937	4,975
Income tax expense (benefit)	$—	$—
Net Deferred tax assets consist of the following components as of:
	June 30,	June 30,
	2014	2013
NOL Carryover	$29,956	$8,019
Valuation allowance	(29,956)	(8,019)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $88,108 for federal income tax reporting purposes could be subject to annual limitations should a change in ownership occur. The net operating loss carry forwards begin to expire in 2030.

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with CorGreen Technologies Corporation, a privately held Nevada corporation (“CorGreen”) and the shareholders of CorGreen. As a result of the transaction (the “Exchange”), CorGreen became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 18,562,500 shares of our common stock were issued to the holders of CorGreen’s common stock in exchange for their shares of CorGreen. Each of us, CorGreen and the shareholders of CorGreen provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our prior officer and director, Mr. David Mough. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our mining business to Mr. Mough. In exchange, Mr. Mough agreed to cancel his 8,000,000 shares in our company and to assume and cancel all liabilities relating to our former business.

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of serving cannabis manufacturing, distributing and financing processes.

 In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were issued. There were no other material subsequent events that required recognition.

