Form 10-Q
period 2014-09-30
GOLD RIDGE RESOURCES INC
filed 2014-12-24
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2014

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-55162
________________________

Gold Ridge Resources, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2898817 (I.R.S. Employer Identification No.)

9891 Irvine Center Drive Suite 200, Irvine, California 92618 (Address of principal executive offices, including zip code)

(855) 587-4249 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during
the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☒

27,012,500 shares of the registrant's common stock, $.001 par value per share, were outstanding as of December 19, 2014.

Gold Ridge Resources, Inc.
FORM 10-Q
For The Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RIDGE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2014	2014

Assets

Current Assets:
Cash & cash equivalents	$248,226	$3,110
Accounts receivable, net	280	280
Inventory	57,258	57,258
Residential property for sale	1,657,326	1,657,326
Advances and prepaids	26,558	-
Note receivables	50,000	-
Receivables from property sales	545,000	545,000
Total Current Assets	2,584,648	2,262,974
Property & Equipment, net	436,318	378,637
Total Assets	$3,020,966	$2,641,612

Liabilities & Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	10,476	9,341
Due to shareholders	294,685	298,247
Loan payable	42,000	-
Convertible notes payable	700,000	-
Deferred revenue	50,000	-
Mortgages on properties	1,792,715	1,792,715
Total Liabilities	2,889,876	2,100,303
Stockholders' Equity
Common Stock, $.001 par value, ?? shares authorized,
27,012,500 and 16,450,000 issued and outstanding, respectivley	27,013	16,450
Additional paid-in capital	(22,013)	(11,450)
Retained earnings	126,090	536,309
Total Stockholders' Equity	131,090	541,309
Total Liabilities & Stockholders' Equity	$3,020,966	$2,641,612

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

Revenues	$17,688	$236,508
Cost of Sales	-	230,862
Gross Profit	17,688	5,646

Operating Expenses
Advertising, promotional and selling	2,248	27,882
Depreciation	14,319	10,757
Contract labor	31,500	17,239
General and administrative	375,840	123,428
Total Operating Expenses	423,907	179,306

Loss from Operations	(406,219)	(173,660)

Other Expenses
Interest expense	(3,980)	(8,347)
Total Other Expenses	(3,980)	(8,347)

Net loss	$(410,199)	$(182,007)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted-average number of shares	27,012,500	16,450,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(410,199)	$(182,007)
Adjustments to reconcile net income (net loss) to net cash
(used in) provided by operating activities:
Depreciation	14,319	10,757
Changes in operating assets and liabilities:		-
Accounts receivable	-	11,700
Inventory	-	(19,273)
Residential properties held for sale	-	(1,786,327)
Short Term Advance	(26,558)	(121,649)
Due to/from shareholder	(3,562)	-
Deferred Revenue	50,000	6,000
Accounts Payable	1,116	-
Net cash used in operating activities	(374,884)	(2,080,799)

Cash flows from investing activities:
Purchase of property & equipment	-	(929)
Note Receivable	(50,000)	-
Net cash used in investing activities	(50,000)	(929)

Cash flows from financing activities:
Proceeds from convertible notes payable	700,000	-
Payments on notes payable	(30,000)	-
Proceeds from notes payable	-	2,154,315
Net cash provided by financing activities	670,000	2,154,315

Change in cash and cash equivalents	245,116	72,587
Cash and cash equivalents at beginning of period	3,110	2,592
Cash and cash equivalents at end of period	$248,226	$75,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,980	$8,347

Non-cash investing and financing activities:
Purchase of property and equipment with financing	$72,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2013 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Basis of Presentation

The financial statements are presented on the accrual basis of accounting and the Company reports its income on a calendar year basis and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Consistent with historical reporting, the Company's financial statements are presented in accordance with accounting and financial reporting standards and Accounting Standard Codifications (ASC) promulgated by the Financial Accounting Standards Board (FASB).

Principles of Consolidation

The accompanying consolidated financial statements include the results of the Company and its four operating Subsidiaries: SFS, S4H, GMTFY and 3 Lids. All significant intercompany balances and transactions have been eliminated in consolidation.

Risk and Uncertainties

Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, lower than anticipated growth from existing and yet to be determined competition, an inability to control expenses, technology changes, the impact of the application of and/or changes in accounting principles, undue pressure upon the financial services industry to provide adequate business resources, changes in regulatory requirements and national, state and local laws and their enforcement, and uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to inventory, property and equipment, fair values of real property, contingencies and related party receivables or payables. Management's estimates are based on historical experience and on other assumptions that are believed to be reasonable, the results of which form the basis of making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2014 and June 30, 2014, included cash on-hand. Cash equivalents are considered all accounts with a maturity date within 90 days.

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are stated at the amount Management expects to collect from the balances outstanding at year-end. When estimating the allowance for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients, the overall composition of its accounts receivable aging, prior history with specific customers of accounts receivable write-offs and prior experience of allowances in proportion to the overall receivable balance. The Company has recorded $-0- in allowance for doubtful accounts and receivables as of September 30, 2014 and June 30, 2014, respectively.

Residential Property Held for Sale

Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, is stated at cost, less accumulated depreciation. The Company capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. The Company capitalizes improvements that increase the value of properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

The Company performs an impairment test when events or circumstances indicate that an asset's carrying amount may not be recoverable. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), significant budget overruns for properties under development, and current period or projected operating cash flow losses from rental properties. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Company determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.

The Company recorded no impairment charges for the twelve months ended June 30, 2014 or the three months ended September 30, 2014. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus' real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Cost of Property Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements.

Revenue Recognition

Property Sales.  Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when the Company has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when the Company has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer's commitment to pay is supported by the level of their initial investment, the Company's assessment of the buyer's credit standing and the Company's assessment of whether the buyer's stake in the property is sufficient to motivate the buyer to honor their obligation to pay.

Rental Income.  The Company recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. The Company recognizes sales commissions and management and development fees when earned, as properties are sold or when the services are performed.

Product Sales.  The Company records revenue from the sale of its vitamin spray product when the goods are delivered to customers, the rights of ownership have transferred from the Company to the customer and when assurance of collection within a reasonable period of time is determined.

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE B – INVENTORY

Inventory consists of raw materials, work in process and finished goods for S4H's "Pure Spray" product line. The Company purchases raw materials and assembles the finished product. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.

Inventories consisted of the following as of as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014

Raw materials	$21,120	$21,120
Work-in-process	-	-
Finished goods	36,138	36,138
Total inventory	$57,258	$57,258

NOTE C – SHORT-TERM NOTE RECEIVABLE

The Company has advanced a short-term receivable of $50,000 to a trade associate with a stated interest rate of 8% per annum, all due and payable by April 1, 2015.

NOTE D – ADVANCES AND PREPAIDS

The Company has placed deposits and advanced funds to shareholders in the normal course of business. All advances are short-term and reconciled to normal expense or asset accounts on a regular basis. At September 30, 2014 advances and deposits totaled $26,558.

NOTE E – RECEIVABLES FROM PROPERTY SALES

On December 22, 2013 the Company sold a property located at 6248 E. Hillcrest Blvd. in Scottsdale, Arizona for $1,195,000 and took back an installment note for $595,000, with all interest (8 percent) and principal due on or before December 20, 2014, and a deferred payment of $191,327 until February 2014. The balance due in notes receivable was $545,000 as of both September 30 and June 30, 2014.

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE F – RESIDENTIAL PROPERTY HELD FOR SALE

The Company acquires real property to improve and sell for profit. Interim, short-term financing, with interest only payments, finance the holding period. The following schedule summarizes the costs of the Company's property purchases, improvements, and carrying costs during the three month period ended September 30, 2014 and the twelve month period ended June 30, 2014:

	September 30, 2014	June 30, 2014

Beginning balance of properties held for sale	$1,657,326	$13,949
Property purchases	-	1,939,577
Improvements and carrying costs	-	286,399
Materials and supplies	-	9,577
Cost of properties held for sale	1,657,326	2,249,502
Less: cost of properties sold	-	(592,176)
Ending balance of properties held for sale	$1,657,326	$1,657,326

Interest paid included in carrying costs was $-0- and $151,503 for the three months ended September 30, 2014 and the twelve months ended June 30, 2014 respectively.

NOTE G – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30 and June 30, 2014:

	September 30, 2014	June 30, 2014

Office building	$300,000	$300,000
Extraction equipment	130,911	130,911
Packaging and filling equipment	8,281	8,281
Office equipment and furniture	6,874	6,874
Vehicles	72,000	-
Total property and equipment	518,066	446,066
Less: accumulated depreciation	(81,748)	(67,430)
Property and equipment, net	$436,318	$378,636

Depreciation expense was $14,318 and $57,923 for the three months ended September 30, 2014 and the twelve months ended June 30, 2014, respectively.

NOTE H – DUE TO/FROM SHAREHOLDER

The Company received advances or had expenditures made on the Company's behalf from shareholders for operating expenses and property and equipment purchases. These amounts do not bear interest or have a maturity date. During the twelve months ended June 30, 2014, the Company had a beginning balance due to shareholders of $450,722, received $689,333 in cash and expenses, and repaid $841,807 in cash, leaving an ending balance due to shareholders of $298,248. During the three months ended September 30, 2014, the Company received $4,555 in cash and expenses, and repaid $8,118 leaving an ending balance due to shareholders of $298,685.

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE I – LEASE COMMITMENTS

The Company had an equipment lease commitment on an office copier through December 31, 2013, when it was cancelled. Equipment lease expense was $-0- and $2,827 for the three months ended September 30, 2014 and the twelve months ended June 30, 2014, respectively.

NOTE J – LOANS PAYABLE

During the period ended September 30, 2014, the Company purchased a vehicle and financed the purchase with a $72,000, 36 month installment loan payable bearing interest at 5.74 percent. As of September 30, 2014, the Company made a $30,000 lump-sum payment against the loan, leaving an ending balance of $42,000.

NOTE K – CONVERTIBLE NOTES PAYABLE

During the period ended September 30, 2014, the Company executed convertible notes payable with various individuals and entities. The combined principal balance of the notes is $700,000, the notes are unsecured, bear interest at ten percent per annum, and have maturity dates ranging from December 2014 to March 2015. The notes are automatically converted into common stock of the Company in the event a private investment in public equity ("PIPE") is consummated at an amount of $800,000 or more. The conversion price in the event of the consummation of a qualifying PIPE is the lesser of $1.00 or 66.7% of the per share purchase price of the securities offered in the PIPE.

NOTE L – MORTGAGES ON PROPERTIES

The Company acquires real property to improve and sell for profit using interim, short-term, renewable financing, with interest only payments, to bridge holding periods until sale. The Company had four mortgage loans outstanding with a total balance due of $1,792,715 at both September 30 and June 30, 2014. All property loans are considered to be current liabilities.

As of September 30, 2014 and June 30, 2014 the Company's mortgages on properties consisted of the following:

Property Address	Interest Rate	Monthly Payment	September 30, 2014	June 30, 2014

1335 N. Greenfield, Mesa AZ	15.9%	$3,975	$300,000	$300,000
5815 N. 25th Street, Phoenix AZ	14.0%	10,500	900,000	900,000
2219 E. Mallard Court, Gilbert AZ	17.0%	3,471	245,000	245,000
618 Windsor Street, Santa Cruz, CA	6.0%	1,739	347,715	347,715
Totals (weighted-average)	13.2%	$19,684	$1,792,715	$1,792,715

Interest paid on the above loans was $3,975 and $8,347 for the three months ended September 30, 2014 and the twelve months ended June 30, 2014, respectively.

NOTE M – SEGMENT INFORMATION

The Company is organized into four operating subsidiaries which each provide unique services. Revenues recorded by GMTFY are for equipment rentals, by S4H are for product sales and by SFS are for property sales, transaction fees and property leasing. There was no activity recorded by 3 Lids.

Results of the operating segments are as follows:

	September 30, 2014
	GMTFY	S4H	SFS	CorGreen	Total

Revenues	$-	$8,615	$1,553	$7,500	$17,688
Cost of sales	-	-	-	-	-
Gross profit	-	8,615	1,553	7,500	17,688

Operating expenses	9,546	492	6,891	261,291	423,907
Interest expense	-	-	-	3,980	3,980
Net income (loss)	$(9,546)	$8,123	$(5,338)	$(257,771)	$(410,199)

Cash	140	2,467	1,239	244,380	248,226
Accounts receivable	-	280	-	-	280
Inventory	-	57,258	-	-	57,258
Short-term note receivable	-	-	-	50,000	50,000
Advances & prepaid expenses	-	-	-	26,558	26,558
Residential properties held for sale	-	-	1,657,326	-	1,657,326
Receivables from property sales	-	-	545,000	-	545,000
Property and equipment, net	75,583	6,036	285,859	68,840	436,318
Total assets	$75,723	$66,041	$2,489,424	389,778	$3,020,966

GOLD RIDGE RESOURCES, INC.
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)

NOTE N– COMMON STOCK AND SHARE EXCHANGE AGREEMENT

On July 15, 2014, Gold Ridge Resouces, Inc. ("GDGR") closed a share exchange agreement with CorGreen Technologies Corporation ("CGTC") and the shareholders of CGTC. As a result of the exchange transaction, the CGTC shareholders acquired 18,562,500 (68.7 percent) of the 27,012,500 issued and outstanding common stock of GDGR.

The share exchange constitutes a reverse recapitalization and is considered to be a capital transaction in substance, rather than a business combination, therefore no goodwill or other intangible assets have been recorded.

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.001). As of September 30, 2014 and June 30, 2014, 27,012,500 and 16,450,500 shares of common stock are issued and outstanding, respectively.

NOTE O – SUBSEQUENT EVENTS

Subsequent to the period end, the Company executed additional short-term convertible loan agreements for total proceeds of approximately $150,000. The loans have maturity dates ranging from March 2015 to April 2015.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.   This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2013 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We were incorporated in Nevada on July 15, 2010 and originally operated as a mining exploration stage company engaged in the acquisition and exploration of mineral properties. On July 15, 2014, we entered into a Share Exchange Agreement with CorGreen Technologies Corporation, a privately held Nevada corporation ("CorGreen") and the shareholders of CorGreen. In accordance with the terms of the Share Exchange Agreement, at the closing an aggregate of 18,562,500 shares of our common stock were issued to the holders of CorGreen's common stock in exchange for their shares of CorGreen (the "Exchange").  As a result of the Exchange, we are no longer pursuing our former business plan of acquiring and exploring mineral properties. Under the direction of our newly appointed officers and directors, we are in the business of serving cannabis manufacturing, grow operational management, distributing of CBD based products and financing processes.
Our mission is to be among the first companies with the ability to serve the cannabis market from "seed to retail." We formed our subsidiary, CorGreen,  to be among the first vertical-integrated company to serve the emerging market for medicinal and recreational cannabis use. Through our four operating subsidiaries – 3Lids Consulting, Spray for Health, GMTFY and Strong Financial Solutions – we serve the cannabis manufacturing, distributing and financing process. We believe that combining these strategic business units provide us with a competitive advantage, by allowing us access to multiple points of revenue in the harvesting and distribution process of cannabis and by giving us the ability to share clients, as well as SG&A costs among the strategic business units.

Results of Operations

 Revenue

 Revenues decreased $218,820 (93%) from $236,508 to $17,688 due to the fact that sales of residential properties held for sale did not occur during the current three month period. The sales recorded in the current period of $17,688 relate to sales of the Company's vitamin spray product.

 Expenses

For the quarter ended September 30, 2014, we incurred operating expenses in the amount of $423,907 as compared to $179,306 for the quarter ended September 30, 2013 an increase of $232,559 (134%). This resulted from an increase of $3,562 in depreciation expense due to property and equipment additions and increases of $14,261 and $252,412 in contract labor and general and administrative expenses, respectively as the Company seeks to implements new business plan strategies related to consulting opportunities in the cannabis and medical marijuana industries.

Net Loss

 Our net loss increased by $228,192 (125%) from $182,007 for the quarter ended September 30, 2013 to $17,096 for the quarter ended September 30, 2014 due to the decreases in revenue and increases in expenses noted above.

 Liquidity and Capital Resources

 As of September, 2014, we had a working capital deficit of $305,228 which represents a decrease in working capital of $467,899 (228%) from the Company's working capital surplus at June 30, 2014 of $162,671. The decrease is related to an increase in current liabilities of $789,573 due to the execution of new notes payable which was offset by an increase in current assets of $321,674.

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

ITEM 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following three material weaknesses:

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

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions..

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                          Legal Proceedings.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None except as previously on our Current Report on Form 8-K dated July 15, 2014.

ITEM 6.                          Exhibits

2.1	Share Exchange Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

2.2	Conveyance Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD RIDGE RESOURCES, INC.:

Dated: December 24, 2014                                                                                                  By:            /s/ R. Clinton Pyatt
R. Clinton Pyatt
Chief Executive Officer
(principal executive officer)

Dated: December 24, 2014                                                                                                  By:            /s/ Brian Loiselle
                                                                                                                            Brian Loiselle
Chief Financial Officer (principal
financial and accounting officer)