Form 10-Q/A
period 2014-09-30
GOLD RIDGE RESOURCES INC
filed 2014-12-31
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 on December 24, 2014 (the "Original Filing").  The Original Filing omitted Exhibit 101, comprising certain financial from the Original Filing formatted in Extensible Business Reporting Language (XBRL).  This Amendment No. 1 is filed to include Exhibit 101.

Gold Ridge Resources, Inc.
FORM 10-Q
For The Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RIDGE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2014	2014

Assets

Current Assets:
Cash & cash equivalents	$248,226	$3,110
Accounts receivable, net	280	280
Inventory	57,258	57,258
Residential property for sale	1,657,326	1,657,326
Advances and prepaids	26,558	-
Note receivables	50,000	-
Receivables from property sales	545,000	545,000
Total Current Assets	2,584,648	2,262,974
Property & Equipment, net	436,318	378,637
Total Assets	$3,020,966	$2,641,611

Liabilities & Stockholders' Equity

Liabilities
Accounts payable and accrued liabilities	10,476	9,341
Due to shareholders	294,685	298,247
Loan payable	42,000	-
Convertible notes payable	700,000	-
Deferred revenue	50,000	-
Mortgages on properties	1,792,715	1,792,715
Total Liabilities	2,889,876	2,100,303
Stockholders' Equity
Common Stock, $.001 par value, 100,000,000 shares authorized,
27,012,500 and 16,450,000 issued and outstanding, respectivley	27,013	16,450
Additional paid-in capital	(22,013)	(11,450)
Retained earnings	126,090	536,309
Total Stockholders' Equity	131,090	541,308
Total Liabilities & Stockholders' Equity	$3,020,966	$2,641,611

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

Depreciation expense was $14,319 and $57,923 for the three months ended September 30, 2014 and the twelve months ended June 30, 2014, respectively.

NOTE H – DUE TO/FROM SHAREHOLDER

The Company received advances or had expenditures made on the Company's behalf from shareholders for operating expenses and property and equipment purchases. These amounts do not bear interest or have a maturity date. During the twelve months ended June 30, 2014, the Company had a beginning balance due to shareholders of $450,722, received $689,333 in cash and expenses, and repaid $841,807 in cash, leaving an ending balance due to shareholders of $298,247. During the three months ended September 30, 2014, the Company received $4,555 in cash and expenses, and repaid $8,118 leaving an ending balance due to shareholders of $294,685.

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

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.001). As of September 30, 2014 and June 30, 2014, 27,012,500 and 16,450,000 shares of common stock are issued and outstanding, respectively.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None except as previously on our Current Report on Form 8-K dated July 15, 2014.

ITEM 6.                          Exhibits

2.1	Share Exchange Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

2.2	Conveyance Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on December 24, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month period ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheet at September 30, 2014 and June 30, 2014, (iii) the Consolidated Statement of Cash Flows for the three-months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD RIDGE RESOURCES, INC.:

Dated: December 30, 2014                                                                                                  By:            /s/ R. Clinton Pyatt
R. Clinton Pyatt
Chief Executive Officer
(principal executive officer)

Dated: December 30, 2014                                                                                                  By:            /s/ Brian Loiselle
                                                                                                                                                Brian Loiselle
Chief Financial Officer (principal
financial and accounting officer)