Form 10-Q
period 2014-12-31
CORGREEN TECHNOLOGIES HOLDING Corp
filed 2015-04-01
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2014

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-55162
________________________

CorGreen Technologies Holding Corporation (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2898817 (I.R.S. Employer Identification No.)

9891 Irvine Center Drive Suite 200, Irvine, California 92618 (Address of principal executive offices, including zip code)

(855) 587-4249 (Registrant's telephone number, including area code)
Gold Ridge Resources, Inc. (Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐                No ☒

27,012,500 shares of the registrant's common stock, $.001 par value per share, were outstanding as of March 31, 2015.

CorGreen Technologies Holding Corporation
FORM 10-Q
For The Quarter Ended December 31, 2014

Index
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CORGREEN TECHNOLOGIES HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$21,607	$3,111
Accounts receivable, net	-	280
Inventory	69,551	57,258
Advances and prepaids	6,558	-
Note receivable	50,000	-
Residential property for sale	1,657,326	1,657,326
Receivables from property sales	545,000	545,000
Total Current Assets	2,350,042	2,262,975
Property and equipment, net	459,323	378,636
Total Assets	$2,809,365	$2,641,611

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$9,341	9,341
Mortgages on properties	1,792,715	1,792,715
Due to shareholder	274,222	298,247
Deferred revenue	99,315	-
Convertible notes payable	783,019	-
Total Current Liabilities	2,958,612	2,100,303

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized,
27,012,500 and 16,450,000 shares issued and outstanding, respectively	27,013	16,450
Additional paid-in capital	(22,013)	(11,450)
Retained earnings (accumulated deficit)	(154,247)	536,308
Total Stockholders' Equity (Deficit)	(149,247)	541,308
Total Liabilities & Stockholders' Equity (Deficit)	$2,809,365	$2,641,611

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Index

CORGREEN TECHNOLOGIES HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$54,485	$1,291,548	$72,173	$1,508,456
Cost of Sales	18,979	388,458	18,979	599,720
Gross Profit	35,506	903,090	53,194	908,736
Operating Expenses
Advertising, promotional and selling	7,566	13,497	9,814	31,596
Contract labor	495	63,625	31,995	76,171
General and administrative	293,430	75,545	669,270	191,843
Depreciation	12,169	11,759	26,488	22,516
Total Operating Expenses	313,660	164,426	737,567	322,126
Operating Income (Loss)	(278,154)	738,664	(684,373)	586,610
Other Expenses
Interest income	4,001	-	4,001	-
Interest expense	(6,204)	(12,659)	(10,184)	(21,007)
Total Other Expenses	(2,203)	(12,659)	(6,183)	(21,007)
Net Income (Loss)	$(280,357)	$726,005	$(690,556)	$565,603

Net Income (loss) per share	$(0.01)	$0.04	$(0.03)	$0.03

Weighted-average number of shares - basic and diluted	27,012,500	16,450,000	26,156,081	16,450,000

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Index
CORGREEN TECHNOLOGIES HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net Income (Loss)	$(690,556)	$565,603
Adjustments to reconcile net income (net loss) to net cash
(used in) provided by operating activities:
Depreciation	26,488	22,516
Changes in operating assets and liabilities:
Accounts receivable	280	11,420
Inventory	(12,293)	(14,364)
Advances and prepaid expenses	(6,558)	-
Deferred revenue	99,315	-
Purchase of residential property held for sale	-	(1,567,157)
Receivables from property sales	-	(786,327)
Due to shareholder	(24,025)	(71,097)
Accounts payable	-	9,341
Net cash used in operating activities	(607,349)	(1,830,065)
Cash flows from investing activities:
Investment in short-term note receivable	(50,000)	-
Cash paid for property and equipment	(35,174)	(931)
Net cash used in investing activities	(85,174)	(931)
Cash flows from financing activities:
Payments of loan payable	(72,000)	-
Proceeds from convertible notes payable	783,019	1,845,597
Net cash from financing activities	711,019	1,845,597
Change in cash and cash equivalents	18,496	14,601
Cash and cash equivalents at beginning of period	3,111	2,592
Cash and cash equivalents at end of period	$21,607	$17,193

Supplemental disclosure of cash flow information:
Interest paid	$10,184	$21,007

Non-cash Investing and Financing
Purchase of property & equipment with loan payable	$72,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies are those specific accounting principles and the methods of applying those principles that have been judged by Management to be the most appropriate in the circumstances to present fairly the financial position, cash flows and results of operations in accordance with generally accepted accounting principles in the United States of America and that have been adopted for preparing the consolidated financial statements.

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

Interim Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 2014 audited consolidated financial statements. The results of operations for the periods ended December 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014 and June 30, 2014 included cash on-hand. Cash equivalents are considered all accounts with a maturity date within 90 days.

Index

CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Residential Property Held for Sale

Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment is stated at cost, less accumulated depreciation. The Company capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. The Company capitalizes improvements that increase the value of properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

The Company recorded no impairment charges for the twelve months ended June 30, 2014 or the six months ended December 31, 2014.

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

Index

CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE B – INVENTORY

Inventory consists of raw materials, work in process and finished goods for S4H's "Pure Spray" product line. The Company purchases raw materials and assembles the finished product. The cost elements of work in process and finished goods inventory consist of raw materials and direct labor.

Inventories consisted of the following as of  December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014

Raw materials	$54,304	$21,120
Work-in-process	-	-
Finished goods	15,241	36,138
Total inventory	$69,551	$57,258

NOTE C – SHORT-TERM NOTE RECEIVABLE

The Company has advanced a short-term note receivable of $50,000 to a trade associate with a stated interest rate of 8% per annum, all due and payable by April 1, 2015.

NOTE D – RECEIVABLES FROM PROPERTY SALES

On December 22, 2013 the Company sold a property located at 6248 E. Hillcrest Blvd. in Scottsdale, Arizona for $1,195,000 and took back an installment note for $595,000, with all interest (8 percent) and principal due on or before December 20, 2014, and a deferred payment of $191,327 until February 2014. The balance due in notes receivable was $545,000 as of June 30, 2014, and December 31, 2014.

NOTE E – RESIDENTIAL PROPERTY HELD FOR SALE

The Company acquires real property to improve and sell for profit. Interim, short-term financing, with interest only payments, finance the holding period. The following schedule summarizes the costs of the Company's property purchases, improvements, and carrying costs during the six month period ended December 31, 2014, and the twelve month period ended June 30, 2014:

	December 31, 2014	June 30, 2014

Beginning balance of properties held for sale	$1,657,326	$13,949
Property purchases	-	1,939,577
Improvements and carrying costs	-	286,399
Materials and supplies	-	9,577
Cost of properties held for sale	1,657,326	2,249,502
Less: cost of properties sold		(592,176)
Ending balance of properties held for sale	$1,657,326	$1,657,326

Interest paid included in carrying costs was $-0- and $151,503 for the six months ended December 31, 2014, and the twelve months ended June 30, 2014, respectively.

Index

CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31 and June 30, 2014:

	December 31, 2014	June 30, 2014

Office building	$300,000	$300,000
Extraction equipment	166,085	130,911
Packaging and filling equipment	8,281	8,281
Office equipment and furniture	6,874	6,874
Vehicles	72,000	-
Total property and equipment	553,240	446,066
Less: accumulated depreciation	(93,917)	(67,430)
Property and equipment, net	$459,323	$378,636

Depreciation expense was $26,488 and $57,923 for the six months ended December 31, 2014, and the twelve months ended June 30, 2014, respectively.

NOTE G – DUE TO/FROM SHAREHOLDER

The Company received advances or had expenditures made on the Company's behalf from shareholders for operating expenses and property and equipment purchases. These amounts do not bear interest or have a maturity date. During the twelve months ended June 30, 2014, the Company had a beginning balance due to shareholders of $450,722, received $689,333 in cash and expenses, and repaid $841,807 in cash, leaving an ending balance due to shareholders of $298,248. During the six months ended December 31, 2014, the Company received $51,914 in cash and expenses, and repaid $75,940 leaving an ending balance due to shareholder of $274,222.

NOTE H – LEASE COMMITMENTS

The Company had an equipment lease commitment on an office copier through December 31, 2013, when it was cancelled. Equipment lease expense was $-0- and $2,827 for the six months ended December 31, 2014, and the twelve months ended June 30, 2014, respectively.

NOTE I – CONVERTIBLE NOTES PAYABLE

During the period ended December 31, 2014, the Company executed convertible notes payable with various individuals and entities. The combined principal balance of the notes is $783,019, the notes are unsecured, bear interest at ten percent per annum, and have maturity dates ranging from December 2014 to March 2015. The notes are automatically converted into common stock of the Company in the event a private investment in public equity ("PIPE") is consummated at an amount of $800,000 or more. The conversion price in the event of the consummation of a qualifying PIPE is the lesser of $1.00 or 66.7% of the per share purchase price of the securities offered in the PIPE.

NOTE J – MORTGAGES ON PROPERTIES

The Company acquires real property to improve and sell for profit using interim, short-term, renewable financing, with interest only payments, to bridge holding periods until sale. The Company had four mortgage loans outstanding with a total balance due of $1,792,715 at June 30, 2014. All property loans are considered to be current liabilities.

Index

CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE J – MORTGAGES ON PROPERTIES (CONTINUED)

As of December 31, 2014 and June 30, 2014 the Company's mortgages on properties consisted of the following:

Property Address	Loan Amount	Interest Rate	Origination Date	Maturity Date	December 31, 2014	June 30, 2014
1335 N. Greenfield Mesa, AZ	$300,000	15.9%	6/28/2013	7/1/2014	$300,000	$300,000
5815 N. 25th Street Phoenix, AZ	900,000	14.0%	9/6/2013	10/9/2014	900,000	900,000
2219 E. Mallard Court Gilbert, AZ	245,000	17.0%	10/1/2013	9/30/2014	245,000	245,000
618 Windsor Street Santa Cruz, CA	347,715	6.0%	12/4/2013	6/4/2014	347,715	347,715
Totals (weighted-average)	$1,792,715	13.2%			$1,792,715	$1,792,715

Interest paid on the above loans was $3,975 and $167,583 for the six months ended December 31, 2014, and the twelve months ended June 30, 2014, respectively.

NOTE K – SEGMENT INFORMATION

The Company is organized into four operating subsidiaries which each provide unique services. Revenues recorded by GMTFY are for equipment rentals, by S4H are for product sales and by SFS are for property sales, transaction fees and property leasing. There was no activity recorded by 3 Lids.

In October 2014, the Company ceased to use the subsidiaries for separate services and used the CorGreen bank accounts for the majority of activity, due to ease of cash flow. As such, subsidiary information is not provided for the six months ending December 31, 2014.

Results of the operating segments are as follows:

	June 30, 2014
	GMTFY	S4H	SFS	Total

Revenues	$(19,600)	$256,840	$1,522,342	$1,759,582
Cost of sales	-	48,364	631,606	679,970
Gross profit	(19,600)	208,476	890,736	1,079,612
Operating expenses	80,134	125,591	120,371	326,096
Interest expense	-	-	44,857	44,857
Net income (loss)	$(99,734)	$82,885	$725,508	$708,659

Cash	140	1,929	1,041	3,110
Accounts receivable	-	280	-	280
Inventory	-	57,258	-	57,258
Residential properties held for sale	-	-	1,657,326	1,657,326
Receivables from property sales	-	-	545,000	545,000
Property and equipment, net	82,129	6,450	290,057	378,636
Total assets	$82,269	$65,917	$2,493,424	$2,641,610

Index
CORGREEN TECHNOLOGIES HOLDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014 and June 30, 2014

NOTE L – COMMON STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock (par value $0.001). As of December 31, 2014 and June 30, 2014, 27,012,500 and 16,450,000 shares of common stock are issued and outstanding.

NOTE M – SUBSEQUENT EVENTS

FASB ASC 855 is effective for periods ending after June 15, 2009, and establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. The Management has evaluated subsequent events through the date of this report, and has no subsequent events to report.

Index
ITEM 2.                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion regarding the Company along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2015 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Overview

We were incorporated in Nevada on July 15, 2010 and originally operated as a mining exploration stage company engaged in the acquisition and exploration of mineral properties. On July 15, 2014, we entered into a Share Exchange Agreement with CorGreen Technologies Holding Corporation, a privately held Nevada corporation ("CorGreen") and the shareholders of CorGreen. In accordance with the terms of the Share Exchange Agreement, at the closing an aggregate of 18,562,500 shares of our common stock were issued to the holders of CorGreen's common stock in exchange for their shares of CorGreen (the "Exchange").  As a result of the Exchange, we are no longer pursuing our former business plan of acquiring and exploring mineral properties. Under the direction of our newly appointed officers and directors, we are in the business of serving cannabis manufacturing, grow operational management, distributing of CBD based products and financing processes.
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

Results of Operations for the Three and Six Months Ended December 31, 2014 and 2013

Revenue

Revenues decreased $1,237,063 (96%) from $1,291,548 for the quarter ended December 31, 2013, to $54,485 for the quarter ended December 31, 2014. The revenues for the quarter ended December 31, 2013 relate primarily to sales of properties held for sale. The sales recorded in the current period of $54,485 relate to sales of the Company's vitamin spray product as well as income received on properties held for sale.

Revenues decreased $1,436,283 (95%) from $1,508,456 for the six months ended December 31, 2013, to $72,173 for the six months ended December 31, 2014. The revenues for the six months ended December 31, 2013 relate primarily to sales of properties held for sale. The sales recorded in the current period of $72,173 relate to sales of the Company's vitamin spray product as well as income received on properties held for sale.

Expenses

For the quarter ended December 31, 2014, we incurred operating expenses in the amount of $313,660 as compared to $164,426 for the quarter ended December 31, 2013, an increase of $149,234 (191%). This is due to an increase in payroll expense, as the Company seeks to implements new business plan strategies related to consulting opportunities in the cannabis and medical marijuana industries.

For the six months ended December 31, 2014, we incurred operating expenses in the amount of $737,567 as compared to $322,126 for the six months ended December 31, 2013, an increase of $415,441 (129%). This is due to an increase in payroll expense, as the Company seeks to implements new business plan strategies related to consulting opportunities in the cannabis and medical marijuana industries.

Index

Net Loss

Our net income decreased by $1,006,360 (139%) from a net profit of $726,005 for the quarter ended December 31, 2013 to a net loss of $280,355 for the quarter ended December 31, 2014, due to the decreases in revenue and increases in expenses noted above.

Our net income decreased by $1,256,157 (222%) from a net profit of $565,603 for the six months ended December 31, 2013 to a net loss of $690,554 for the six months ended December 31, 2014, due to the decreases in revenue and increases in expenses noted above.

Other Income & Expense

For the three months ended December 31, 2014, $4,000 of interest income was received for a loan made to the shareholder's unrelated company. In addition, $1 of interest income was received from the bank on a savings account. No interest income was received in the three months ended December 31, 2013.

For the six months ended December 31, 2014, $4,000 of interest income was received for a loan made to the shareholder's unrelated company. In addition, $1 of interest income was received from the bank on a savings account. No interest income was received in the six months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital ratio of 0.79 which represents a decrease in working capital of 0.29 (27%) from the Company's working capital ratio at June 30, 2014 of 1.08. The decrease is related to an increase in convertible notes payable.

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

Results of Operations for the Six Months Ended December 31, 2014 and 2013

Revenue

Revenues decreased $1,436,283 (95%) from $1,508,456 for the six months ended December 31, 2013, to $72,173 for the six months ended December 31, 2014. The revenues for the six months ended December 31, 2013 relate primarily to sales of properties held for sale. The sales recorded in the current period of $72,173 relate to sales of the Company's vitamin spray product as well as income received on properties held for sale.

Expenses

For the six months ended December 31, 2014, we incurred operating expenses in the amount of $737,565 as compared to $322,126 for the six months ended December 31, 2013, an increase of $415,439 (129%). This is due to an increase in payroll expense, as the Company seeks to implements new business plan strategies related to consulting opportunities in the cannabis and medical marijuana industries.

Net Loss

Our net income decreased by $1,256,157 (222%) from a net profit of $565,603 for the six months ended December 31, 2013 to a net loss of $690,554 for the six months ended December 31, 2014, due to the decreases in revenue and increases in expenses noted above.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital ratio of 0.80 which represents a decrease in working capital of 0.28 (26%) from the Company's working capital ratio at June 30, 2014 of 1.08. The decrease is related to an increase in convertible notes payable.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as "anticipate," "believe," "estimate," "expect," "hope," "intend," "may," "project," "plan,"  "goal," "target,' "should," and similar expressions, including when used in the negative.

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under "Part I, Item 1A—Risk Factors."

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company's Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

Index

Except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ITEM 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following three material weaknesses:

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

Index

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

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                          Legal Proceedings.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index
ITEM 6.                          Exhibits

2.1	Share Exchange Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

2.2	Conveyance Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September December 31, filed with the SEC on __________, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month period ended December 31, 2014 and 2013, (ii) the Consolidated Balance Sheet at December 31, 2014 and June 30, 2014, (iii) the Consolidated Statement of Cash Flows for the three-months ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORGREEN TECHNOLOGIES HOLDING CORPORATION:

Dated: April 1, 2015                                                                      By:  /s/ R. Clinton Pyatt
R. Clinton Pyatt, Chief Executive Officer
(principal executive officer)

Dated: April 1, 2015                                                                      By: /s/ Brian Loiselle
                                                                            Brian Loiselle, Chief Financial Officer
(principal financial and accounting officer)