Form 10-Q
period 2015-03-31
CORGREEN TECHNOLOGIES HOLDING Corp
filed 2015-10-23
CIK 1561697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2015

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☒              No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐             No☒

27,087,500 shares of the registrant's common stock, $.001 par value per share, were outstanding as of  October 23, 2015.

CorGreen Technologies Holding Corporation
FORM 10-Q
For The Nine Month Period Ended March 31, 2015

Index
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CORGREEN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash & cash equivalents	$6	$3,111
Accounts receivable, net	-	280
Inventory	102,358	57,258
Deposits	6,558	-
Note receivable	50,000	-
Residential property for sale	1,798,711	1,657,326
Receivables from property sales	545,000	545,000
Total Current Assets	2,502,633	2,262,975
Property & Equipment, net	422,224	378,636
Total Assets	$2,924,857	2,641,611

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$68,067	$9,341
Mortgages on properties	1,792,715	1,792,715
Due to shareholder	372,454	298,247
Deferred Revenue	99,315	-
Note Payable	2,000	-
Convertible notes payable	783,019	-
Total Liabilities	3,117,570	2,100,303
Stockholders' Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 27,087,500 and 16,450,000 shares issued and outstanding, respectively	27,088	16,450
Additional Paid-In Capital	52,912	(11,450)
Retained Earnings (Accumulated Deficit)	(272,713)	536,308
Total Stockholders' Equity (Deficit)	(192,713)	541,308
Total Liabilities & Stockholders' Equity (Deficit)	$2,924,857	$2,641,611

See accompanying notes to condensed consolidated financial statements.

Index
CORGREEN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenues	$-	$250,280	$72,173	$1,758,736
Cost of Sales	-	37,994	18,979	637,713
Gross Profit	-	212,286	53,194	1,121,023
Operating Expenses
Advertising, promotional and selling	-	9,485	9,814	40,566
Contract labor	15,225	17,050	47,220	92,221
General and administrative	167	20,102	669,437	211,232
Depreciation	14,548	11,158	41,036	33,673
Total Operating Expenses	29,940	57,795	767,507	377,692
Operating Income (Loss)	(29,940)	154,491	(714,313)	743,331
Other Income (Expense)
Interest income	-	-	4,002	-
Interest expense	(88,526)	(11,925)	(98,710)	(32,932)
Total Other Expenses	88,526	11,925	94,708	32,932
Net Income (Loss)	$(118,466)	$142,566	$(809,021)	$710,399

Net Income (loss) per Common Share - Basic and Diluted	$(0.00)	$0.01	$(0.03)	$0.04

Weighted-average number of Common Shares Outstanding - Basic and Diluted	27,075,137	16,450,000	26,436,364	16,450,000

See accompanying notes to condensed consolidated financial statements.

Index
CORGREEN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(809,021)	$710,399
Adjustments to reconcile net income (net loss) to net cash
(used in) provided by operating activities:
Depreciation	41,036	33,673
Changes in operating assets and liabilities:
Accounts Receivable	280	11,420
Inventory	(45,100)	19,885
Deferred Revenue	99,315	(250,000)
Advances and prepaid expenses	(6,558)	-
Purchase of Residential Property for Sale	0	(1,613,066)
Due to Shareholder	(67,178)	(218,535)
Accounts Payable	58,726	9,341
Net cash provided (used) by operating activities	(728,500)	(1,296,883)
Cash flows from investing activities:
Increase in Short-term Note Payable	(50,000)	(545,000)
Purchase of Property & Equipment	(84,624)	(931)
Net cash provided by investing activities	(134,624)	(545,931)
Cash flows from financing activities:
Proceeds for convertible note payable	783,019	-
Proceeds from common stock issued for cash	75,000	-
Proceeds from notes payable	2,000	1,792,715
Net cash used in financing activities	860,019	1,792,715
Change in cash and cash equivalents	(3,105)	(50,099)
Cash and cash equivalents at beginning of period	3,111	2,592
Cash and cash equivalents at end of period	$6	$(47,506)

Supplemental disclosure of cash flow information:
Interest paid	$98,711	$32,932
Non Cash investing and Financing Activities: Additions to property and equipment funded with related party payables	141,385	-

See accompanying notes to condensed consolidated financial statements.

Index

CORGREEN TCHNOLOGIES HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
As of March 31, 2015

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

Interim Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 2015 audited consolidated financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2015 and June 30, 2014, included cash on-hand. Cash equivalents are considered all accounts with a maturity date within 90 days.

Accounts Receivable

Accounts Receivable are stated at the amount Management expects to collect from the balances outstanding at year-end. When estimating the allowance for doubtful accounts, the Company takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and size of its clients, the overall composition of its accounts receivable aging, prior history with specific customers of accounts receivable write-offs and prior experience of allowances in proportion to the overall receivable balance. The Company has recorded $-0- in allowance for doubtful accounts and receivables from property sales of March 31, 2015 and December 31, 2014, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods. The cost elements of work in process and finished goods inventory consist of raw materials and direct assembly labor. Inventory is stated at lower of cost or market, with cost being determined on average cost basis. Obsolete inventory is written off to cost of goods sold when deemed useless.

Basic and Diluted Earnings per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted loss per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents that would have been included in the fully diluted loss per share for the six month periods ended June 30, 2015 and 2014, respectively.

Index
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

The Company recorded no impairment charges for the twelve months ended June 30, 2014 or the nine months ended March 31, 2015.

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

Inventories consisted of the following as of as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014

Raw materials	$62,220	$21,120
Work-in-process	-	-
Finished goods	40,138	36,138
Total inventory	$102,358	$57,258

NOTE C – SHORT-TERM NOTE RECEIVABLE

The Company has advanced a short-term receivable of $50,000 to a trade associate with a stated interest rate of 8% per annum, all due and payable by April 1, 2015.  The $50,000 has not been paid.

NOTE D – RECEIVABLE FROM PROPERTY SALES

On December 22, 2013 the Company sold a property located at 6248 E. Hillcrest Blvd. in Scottsdale, Arizona for $1,195,000 and took back an installment note for $595,000, with all interest (8 percent) and principal due on or before December 20, 2014, and a deferred payment of $191,327 until February 2014. The balance due in notes receivable was $545,000 as of December 31, 2014 and March 31, 2015.

NOTE E – RESIDENTIAL PROPERTY HELD FOR SALE

The Company acquires real property to improve and sell for profit. Interim, short-term financing, with interest only payments, finance the holding period. The following schedule summarizes the costs of the Company's property purchases, improvements, and carrying costs during the nine month period ended March 31, 2015, and the twelve month period ended June 30, 2014:

	March 31, 2015	June 30, 2014

Beginning balance of properties held for sale	$1,657,326	$13,949
Property purchases	-	1,939,577
Improvements and carrying costs	141,385-	286,399
Materials and supplies	-	9,577
Cost of properties held for sale	1,798,711	2,249,502
Less: cost of properties sold	-	(592,176)
Ending balance of properties held for sale	$1,798,711	$1,657,326

Interest paid included in carrying costs was $141,385 for the nine months ended March 31, 2015, and $151,503 for the twelve months ended June 30, 2014, respectively.

Index
NOTE F – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014

Office building	$300,000	$300,000
Extraction equipment	143,235	130,911
Packaging and filling equipment	8,281	8,281
Office equipment and furniture	6,874	6,874
Vehicles	72,000	-
Total property and equipment	530,690	446,066
Less: accumulated depreciation	(108,466)	(67,430)
Property and equipment, net	$422,224	$378,636

Depreciation expense was $41,036 for the nine months ended March 31, 2015 and $33,673 for the nine months ended March 31, 2014.

NOTE G – DUE TO/FROM SHAREHOLDER

The Company received advances or had expenditures made on the Company's behalf by a Company officer and shareholder for operating expenses and property and equipment purchases. These amounts do not bear interest or have a maturity date. During the twelve months ended June 30, 2014, the Company had a beginning balance due to shareholders of $450,722, received $689,333 in cash and expenses, and repaid $841,807 in cash, leaving an ending balance due to shareholders of $298,247. During the nine months ended March 31, 2015, the Company received $307,324 in cash and expenses, and repaid $233,117, leaving an ending balance due from shareholders of $372,454.

NOTE H – LEASE COMMITMENTS

The Company had an equipment lease commitment on an office copier through December 31, 2013, when it was cancelled. Equipment lease expense was $-0- and $2,827 for the nine months ended March 31, 2015 and March 31, 2014, respectively.

NOTE I – CONVERTIBLE NOTES PAYABLE

During the period ended March 31, 2015, the Company executed convertible notes payable with various individuals and entities. The combined principal balance of the notes is $783,019, accrued interest is $28,727, the notes are unsecured, bear interest at ten percent per annum, and have maturity dates ranging from December 2014 to March 2015. The notes are automatically converted into common stock of the Company in the event a private investment in public equity ("PIPE") is consummated at an amount of $800,000 or more. The conversion price in the event of the consummation of a qualifying PIPE is the lesser of $1.00 or 66.7% of the per share purchase price of the securities offered in the price of the securities offered in the PIPE.

NOTE J – MORTGAGES ON PROPERTIES

The Company acquires real property to improve and sell for profit using interim, short-term, renewable financing, with interest only payments, to bridge holding periods until sale. The Company had four mortgage loans outstanding with a total balance due of $1,792,715 at June 30, 2014.

As of March 31, 2015 and June 30, 2014 the Company's mortgages on properties consisted of the following:

Index
Property Address	Loan Amount	Interest Rate	Origination Date	Maturity Date	March 31, 2015	June 30, 2014
1335 N. Greenfield Mesa, AZ	$300,000	15.9%	6/28/2013	7/1/2014	$300,000	$300,000
5815 N. 25th Street Phoenix, AZ	900,000	14.0%	9/6/2013	10/9/2014	900,000	900,000
2219 E. Mallard Court Gilbert, AZ	245,000	17.0%	10/1/2013	9/30/2014	245,000	245,000
618 Windsor Street Santa Cruz, CA	347,715	6.0%	12/4/2013	6/4/2014	347,715	347,715
Totals (weighted-average)	$1,792,715	13.2%			$1,792,715	$1,792,715

Index

Interest paid on the above loans was $177,160 and $167,583 for the nine months ended March 31, 2015 and March 31, 2014 respectively.

NOTE K – SEGMENT INFORMATION

The Company is organized into four operating subsidiaries which each provide unique services. Revenues recorded by GMTFY are for equipment rentals, by S4H are for product sales and by SFS are for property sales, transaction fees and property leasing. There was no activity recorded by 3 Lids.

Results of the segments are as follows:

Three months ended March 31, 2015	GMTFY	S4H	SFS	Corgreen	Total

Revenues	-	-	-	-	-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Operating Expenses	6,626	3,379	5,728	14,207	29,940
Interest Income	-	-	-	0	0
Interest Expense	-	-	11,925	35,429	47,354
Net Income (Loss)	(6,626)	(3,379)	(17,653)	(49,636)	(77,294)

Cash	(80)	(80)	(11)	177	6
Accounts Receivable	-	-	-	-	-
Inventory	-	57,258	-	45,100	102,358
Deposits and Employee Advances	-	-	-	6,558	6,558
Residental Properties Held for Sale	-	-	1,798,711	-	1,798,711
Receivables from Property Sales	-	-	545,000	50,000	595,000
Property and Equipment, net	62,493	5,208	255,081	99,442	422,224
Total Assets	62,413	62,386	2,598,781	201,277	2,924,857

Three months ended March 31, 2014	GMTFY	S4H	SFS	Corgreen	Total

Revenues	-	250,280	-	-	250,280
Cost of Sales	-	37,865	129	-	37,994
Gross Profit	-	212,415	(129)	-	212,286
Operating Expenses	16,189	18,547	23,059	-	57,795
Interest Income	-	-	-	-	-
Interest Expense	-	-	11,925	-	11,925
Net Income (Loss)	(16,189)	193,868	(35,112)	-	142,566

Cash	(1,394)	1,848	2,690	-	3,145
Accounts Receivable	-	280	-	-	280
Inventory	-	61,217	-	-	61,217
Deposits and Employee Advances	-	-	-	-	-
Residental Properties Held for Sale	-	-	1,615,315	-	1,615,315
Receivables from Property Sales	-	-	545,000	-	545,000
Property and Equipment, net	88,675	6,864	294,255	-	389,795
Total Assets	87,282	70,210	2,457,260	-	2,614,752

Nine months ended March 31, 2015	GMTFY	S4H	SFS	Corgreen	Total

Revenues	-	8,615	9,558	54,000	72,173
Cost of Sales	-	610	51	18,318	18,979
Gross Profit	-	8,005	9,507	35,682	53,194
Operating Expenses	23,716	6,181	18,217	719,393	767,507
Interest Income	-	0	2,000	2,002	4,002
Interest Expense	-	-	35,775	62,935	98,710
Net Income (Loss)	(23,716)	1,824	(42,485)	(744,644)	(809,021)

Cash	(80)	(80)	(11)	177	6
Accounts Receivable	-	-	-	-	-
Inventory	-	57,258	-	45,100	102,358
Deposits and Employee Advances	-	-	-	6,558	6,558
Residental Properties Held for Sale	-	-	1,798,711	-	1,798,711
Receivables from Property Sales	-	-	545,000	50,000	595,000
Property and Equipment, net	62,493	5,208	255,081	99,442	422,224
Total Assets	62,413	62,386	2,598,781	201,277	2,924,857

Index
Nine months ended March 31, 2014	GMTFY	S4H	SFS	Corgreen	Total

Revenues	(19,600)	256,840	1,521,496	-	1,758,736
Cost of Sales	-	46,859	590,854	-	637,713
Gross Profit	(19,600)	209,981	930,642	-	1,121,023
Operating Expenses	50,580	121,831	205,280	-	377,692
Interest Income	-	-	0	-	0
Interest Expense	-	-	32,932	-	32,932
Net Income (Loss)	(70,180)	88,150	692,430	-	710,399

Cash	(1,394)	1,848	2,690	-	3,145
Accounts Receivable	-	280	-	-	280
Inventory	-	61,217	-	-	61,217
Deposits and Employee Advances	-	-	-	-	-
Residental Properties Held for Sale	-	-	1,615,315	-	1,615,315
Receivables from Property Sales	-	-	545,000	-	545,000
Property and Equipment, net	88,675	6,864	294,255	-	389,795
Total Assets	87,282	70,210	2,457,260	-	2,614,752
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

As of March 31, 2015 and June 30, 2014, 27,087,500 and 16,450,000 shares of common stock are issued and outstanding, respectively.
The Company issued 75,000 shares of common stock for $75,000 cash on January 15, 2015.

NOTE M – SUBSEQUENT EVENTS

FASB ASC 855 is effective for periods ending after June 15, 2009, and establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. The Management has evaluated subsequent events through the date of issuance, October 23, 2015, and has no subsequent events to report.

Index
ITEM 2.                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding the Company should read along with our financial statements and related notes included in this quarterly report.  This quarterly report, including the following discussion, contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements in 2015 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.  See Cautionary Note Regarding Forward-Looking Statements.

Results of Operations for the Three and Nine Months Ended March 31, 2015, and 2014

Revenue

Revenues decreased $250,280 (100%) from $250,280 for the quarter ended March 31, 2014, to $-0- for the quarter ended March 31, 2015. The revenues for the quarter ended March 31, 2014, relate primarily to sales of the Company's vitamin spray product. No sales of the vitamin spray product due to entry of barrier into the mass markets.

Revenues decreased $1,686,563 (96%) from $1,758,736 for the nine months ended March 31, 2014, to $72,173 for the nine months ended March 31, 2015. The revenues for the nine months ended March 31, 2014, relate primarily to sales of properties held for sale.  There were no such sales of properties in the current period. The sales recorded in the current period of $72,173 relate to sales of the Company's vitamin spray product.

Expenses

For the quarter ended March 31, 2015, we incurred operating expenses in the amount of $29,940 as compared to $57,795 for the quarter ended March 31, 2014, a decrease of $27,855 (48%).

For the nine months ended March 31, 2015, we incurred operating expenses in the amount of $767,507 as compared to $377,692 for the nine months ended March 31, 2014, an increase of $389,815 (103%). This is due principally to an increase in payroll expense incurred before the current quarter utilizing funds from the convertible note issuance, as the Company began to implement new business plan strategies related to consulting opportunities in the cannabis and medical marijuana industries.

Net Loss

Our net income decreased by $261,031  (183%) from a net profit of $142,566 for the quarter ended March 31, 2014, to a net loss of $118,465 for the quarter ended March 31, 2015, due to the decreases in revenue and expenses noted above.

Our net income decreased by $1,519,42 (214%) from a net profit of $710,399 for the nine months ended March 31, 2014, to a net loss of $809,021 for the nine months ended March 31, 2015, due to the decreases in revenue and increases in expenses noted above.

Other Income & Expense

No interest income was received in the three or nine months ended March 31, 2015, or March 31, 2014.

For the nine months ended March 31, 2015, $4,002 of interest income was received on notes receivable and savings accounts. No interest was earned in the nine months ended June 30, 2015 and 2014.

Interest expense increased $76,601 (642%), from $11,925 for the three months ended June 30, 2014, to $88,526 for the three months ended March 31, 2015. This is due to interest accrued on convertible notes payable that were issued in July 2014.

For the nine months ended June 30, 2015, we incurred $98,711 of interest expense, an increase of $65,779 (200%) from the $32,932 of interest expense incurred during the nine months ended March 31, 2014. This is also due to interest accrued on convertible notes payable that were issued in July 2014.

Index

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $614,937 which represents a decrease from a working capital surplus of $162,672, a decrease of $777,609 or 478%. The decrease is related to an issuance of convertible notes payable, and the subsequent use of such proceeds to fund additional expenses incurred in connection with the Company's focus in the Marijuana change in business strategy.

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

ITEM 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following three material weaknesses:

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

Index
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

Changes in Internal Controls.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                          Legal Proceedings.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

    The Company issued 75,000 shares of common stock for $75,000 cash on January 15, 2015.

ITEM 6.                          Exhibits

2.1	Share Exchange Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

Index
2.2	Conveyance Agreement, incorporated by reference to Exhibit 2.1 of our Form 8-K dated July 15, 2014

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Corporation Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, filed with the SEC on June 26, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine-month periods ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheet at March 31, 2015 and June 30, 2014, (iii) the Consolidated Statement of Cash Flows for the nine-months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORGREEN TECHNOLOGIES HOLDING CORPORATION:

Dated: October 23, 2015	By:	/s/ R. Clinton Pyatt
R. Clinton Pyatt, Chief Executive Officer
(principal executive officer)

Dated: October 23, 2015	By:	/s/ R. Clinton Pyatt
R. Clinton Pyatt, Chief Financial Officer
(principal financial and accounting officer)